Form 10-Q
period 1996-03-31
FIRST PHILSON FINANCIAL CORP
filed 1996-05-09
CIK 779784

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended       March 31, 1996
                                  ------------------------------

                              OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                  ------------    --------------

   Commission file number           000-20163
                          --------------------------------------

                FIRST PHILSON FINANCIAL CORPORATION
- - -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                            25-1511866
- - ------------------------------           ------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                  534 Main Street, Berlin, PA     15530
       ----------------------------------------------------
        (Address of principal executive offices) (Zip code)

                          (814) 267-4666
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                        Not Applicable
- - -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


           (1)  Yes   X    No           (2) Yes    X    No
                    -----     -----              -----     -----

As of May 3, 1996, there were 435,600 shares outstanding of the issuer's common stock.

              First Philson Financial Corporation
             INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                            Page
                                                           ------

Part I - Financial Information


       Item 1.  Financial Statements

                Consolidated Balance Sheet (Unaudited) as
                   of March 31, 1996 and December 31, 1995    3

                Consolidated Statement of Income (Unaudited)
                   for the Three Months Ended March 31,
                   1996 and 1995                              4

                Consolidated Statement of Cash Flows
                   (Unaudited) for the Three Months Ended
                    March 31, 1996 and 1995                   5

                Notes to Consolidated Financial Statements
                   (Unaudited)                                6


       Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                             7 - 12



Part II - Other Information                                  13


       Item 1.  Legal Proceedings

            2.  Changes in Securities

            3.  Defaults Upon Senior Securities

            4.  Submission of Matters to a Vote of Security
                  Holders

            5.  Other Information

            6.  Exhibits and Reports on Form 8-K



Signatures                                                  14


              First Philson Financial Corporation
             CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                         March 31,   December 31,
                                           1996           1995
                                       ------------  ------------

ASSETS
Cash and due from banks                $  6,484,330   $ 6,587,061
Federal funds sold                        7,500,000     8,800,000
Investment securities (approximate
 market values of $88,577,431 and
 $88,771,879)                            88,828,211    88,142,581

Total loans                              93,597,179    92,631,963
Less allowance for loan losses            2,917,593     2,882,015
                                       ------------  ------------
      Net loans                          90,679,586    89,749,948

Premises and equipment, net               2,375,720     2,452,330
Accrued interest receivable               2,130,437     1,921,088
Other assets                              1,379,264     1,265,660
                                       ------------  ------------

      TOTAL ASSETS                     $199,377,548  $198,918,668
                                       ============  ============


LIABILITIES
Deposits:
      Noninterest-bearing demand       $ 18,143,363  $ 20,181,499
      Interest-bearing demand            23,763,530    23,657,013
      Savings                            36,888,566    35,902,742
      Money market                       12,146,615    12,758,546
      Time                               78,735,227    78,358,459
                                       ------------  ------------
       Total Deposits                   169,677,301   170,858,259

Securities sold under agreements to
 repurchase                               7,788,241     7,361,419
U. S. Treasury demand notes                 914,594       283,319
Accrued interest payable                    564,696       590,306
Other liabilities                           695,928       491,188
                                        -----------  ------------
      TOTAL LIABILITIES                 179,640,760   179,584,491
                                        -----------  ------------

STOCKHOLDERS' EQUITY
Common stock ($10 par value, 500,000
 shares authorized, 435,600 shares
 issued and outstanding)                  4,356,000     4,356,000
Capital surplus                           2,354,000     2,354,000
Retained earnings                        13,026,788    12,624,177
                                       ------------  ------------
      TOTAL STOCKHOLDERS' EQUITY         19,736,788    19,334,177
                                       ------------  ------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $199,377,548  $198,918,668
                                       ============  ============


See accompanying notes to the consolidated financial statements.

                                 3


               First Philson Financial Corporation
           CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                     Three Months Ended March 31,
                                     ----------------------------

                                         1996            1995
                                     ------------    ------------


INTEREST AND DIVIDEND INCOME
Interest and fees on loans            $ 2,158,801     $ 1,974,301
Interest-bearing deposits in
 other banks                                    -           2,084
Interest on federal funds sold             89,755         138,858
Investment securities:
        Taxable interest                1,104,073         916,759
        Tax exempt interest               161,237         177,040
                                     ------------    ------------
           Total interest income        3,513,866       3,209,042
                                     ------------    ------------

INTEREST EXPENSE
Interest on deposits                    1,472,977       1,414,069
Interest on borrowed funds                 60,578          65,890
                                     ------------    ------------
           Total interest expense       1,533,555       1,479,959
                                     ------------    ------------

NET INTEREST INCOME                     1,980,311       1,729,083
Provision for loan losses                       -               -
                                     ------------    ------------

NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES        1,980,311       1,729,083
                                     ------------    ------------
OTHER INCOME
Service charges on deposit accounts       114,956         118,275
Other income                               69,576         125,929
                                     ------------    ------------
       Total other income                 184,532         244,204
                                     ------------    ------------

OTHER EXPENSE
Salaries and employee benefits            756,542         755,432
Premises and equipment expense            278,452         229,562
Deposit insurance premiums                    500         106,146
Other expense                             412,058         496,084
                                     ------------    ------------
       Total other expense              1,447,552       1,587,224
                                     ------------    ------------

Income before income taxes                717,291         386,063
Income tax expense                        184,000          70,900
                                     ------------    ------------

NET INCOME                           $    533,291    $    315,163
                                     ============    ============

EARNINGS PER SHARE                   $       1.22    $        .72

CASH DIVIDENDS PER SHARE             $        .30    $        .20

WEIGHTED AVERAGE SHARES OUTSTANDING       435,600         435,600


See accompanying notes to the consolidated financial statements.



              First Philson Financial Corporation
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                     Three Months Ended March 31,
                                     ----------------------------

                                         1996            1995
                                     ------------    ------------


OPERATING ACTIVITIES
Net Income                           $    533,291    $   315,163
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
        Depreciation, amortization
          and accretion, net              116,670        161,337
        Increase in accrued interest
          receivable                     (209,349)       (81,636)
        Increase (decrease) in
          accrued interest payable        (25,611)        51,883
        Other, net                        126,137       (190,302)
                                      ------------   ------------

          Net cash provided by
           operating activities           541,138        256,445
                                      ------------   ------------

INVESTING ACTIVITIES
Net increase in interest-bearing
     deposits in other banks                    -         (7,564)
Proceeds from maturity of investment
     securities                         8,876,942      7,875,803
Purchase of investment securities      (9,582,723)    (2,970,299)
Net decrease (increase) in loans         (966,369)       588,917
Purchase of premises and equipment,
     net                                  (18,179)       (22,845)
Other, net                                      -          7,326
                                      ------------   ------------

          Net cash provided by (used
           for)investing activities     (1,690,329)    5,471,338
                                      -------------  ------------

FINANCING ACTIVITIES
Net decrease in deposits                (1,180,958)   (1,148,625)
Increase (decrease) in securities sold
    under agreements to repurchase         426,822      (597,734)
Increase (decrease) in U.S. Treasury
    demand notes                           631,276      (348,819)
Cash dividends paid                       (130,680)      (87,120)
                                      -------------  ------------

          Net cash used for financing
           activities                     (253,540)   (2,182,298)
                                      -------------  ------------


          Increase(decrease) in cash
           and cash equivalents          (1,402,731)    3,545,485

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                  15,387,061    12,661,149
                                      -------------  ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                     $  13,984,330  $ 16,206,634
                                      =============  ============


See accompanying notes to the consolidated financial statements.


               First Philson Financial Corporation
        Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
- - ---------------------

The consolidated financial statements include the accounts of First Philson Financial Corporation (the "Company") and its wholly-owned subsidiary First Philson Bank, National Association
(the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

Laurel Highland Life Insurance Company ("Laurel") was a former subsidiary of the Company. On March 1, 1995, Laurel executed a life and disability Retrocession Agreement with USLIFE Credit Life Insurance Company ("USLIFE"). Under the agreement, USLIFE and Laurel terminated their Reinsurance Agreement dated April 3, 1986. USLIFE assumed all business of Laurel as of March 1, 1995 including all past liabilities. Consideration was paid to USLIFE by Laurel for reassumption of the liability associated with the business. As the result of the execution Laurel's monthly income and expense was terminated. The required adjustments were made on Laurel's financial statements in the second quarter of 1995 to reflect the effects of the Retrocession Agreement. On September 29, 1995, Laurel was dissolved according to the Articles of Dissolution filed with the Arizona Corporation Commission.
Laurel was not a significant segment of the Company's business.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassification of Comparative Amounts
- - ---------------------------------------

Certain comparative amounts for the previous period have been reclassified to conform to the current period classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                      Financial Condition

Total assets at March 31,1996 of $199,377,548 increased by $458,880 from the $198,918,668 reported at December 31,1995. The increase resulted primarily from increases in investment securities of $685,630 and net loans of $929,638, which were funded by a decrease in federal funds sold of $1,300,000.

The increase in investment securities was primarily due to purchases of U.S. Treasury notes and Obligations of state and political subdivisions, which increased by $3,981,319 and $408,925, respectively. Offsetting the increase were decreases in U.S. Government agencies of $2,081,423 and Corporate notes of $1,623,191, due to maturities and calls.

The increase in net loans was primarily due to an increase in residential mortgage and home equity loans. As in 1995, Management is continuing its concentration on consumer and small business lending. This will permit the Company to meet the needs of the communities for which it serves. The allowance for loan losses increased by 1.23% or $35,578 as fewer charge offs and continuing recoveries of loan losses resulted in a net recovery position for the first quarter of 1996. As of March 31, 1996, the allowance for loan losses represents 3.12% of the outstanding loan balances as compared to 3.11% for December 31, 1995.

Total deposits decreased $1,180,958 from December 31, 1995 to March 31, 1996, primarily due to decreases in noninterest-bearing demand deposits of $2,038,136 and money market deposits of $611,931, which were offset by increases of $985,824 in savings and $376,768 in time deposits. Offsetting the decrease in total deposits were increases in securities sold under agreements to repurchase of $426,822 and U.S. Treasury demand notes of $631,275.

Equity capital increased by $402,611, which was attributed to net earnings of $533,291 less a dividend payment of $130,680 for the quarter ended March 31, 1996.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1996, the Company had total risk-based capital of 19.03%, exceeding the 8.00% minimum risk-based capital requirement. Core equity capital, which must be at least 50% of the total risk-based capital, was 93.35% of this requirement at March 31, 1996. Additionally, the Company must maintain an adequate minimum leverage capital ratio. The minimum leverage capital ratio for the highest-rated institutions is 3.00%, with all other institutions expected to maintain higher ratios. As of March 31, 1996 the Company's leverage capital ratio was 9.98%.

                     Results of Operations

     Comparison of Three Months Ended March 31, 1996 and 1995.

The company had a net income of $533,291 for the first quarter of 1996, as compared to net income of $315,163 reported for the first quarter of 1995. Effecting net income positively was an increase in interest income of $304,824 and a decrease in other expense of $139,672, while negative effects to net income consisted of increases in interest expense of $53,596 and income taxes of $113,100 and a decrease of $59,672 in other income.

Net interest income for the first quarter of 1996 increased $251,228 as compared to the first quarter of 1995 from a combination of increases in interest income of $304,824 and interest expense of $53,596. The increase in interest income resulted primarily from increases in interest and fees on loans of $184,500 and interest on investment securities of $171,511, offset by a decrease in interest on federal funds sold of $49,103. The increase in interest and fees on loans and interest on investment securities from the first quarter of 1995 to the first quarter of 1996 represents increases in both the average outstanding balance and net yield on loans as well as investment securities. The decrease in interest on federal funds sold is primarily due to a decrease in the average outstanding balance. The increase in interest expense resulted from increases in both the average outstanding balance and cost of interest-bearing liabilities.

Because of Management's efforts, the Bank experienced lower non-performing loans and charge offs, while increasing the loan growth. Fewer charge offs and continuing recoveries of loan losses resulted in a net recovery position for the first quarters of 1996 and 1995. Because of improved loan quality and loan monitoring, Management did not feel a loan loss provision was necessary in either year.

Other income decreased $59,672 for the first quarter of 1996 as compared to that of 1995. The decrease was primarily due to a decrease in other income of $34,737 for Laurel, as a result of Laurel's dissolution and a recovery in 1995 of $19,178 from a wire transfer loss that occurred in 1990. See the Notes to Consolidated Financial Statements for more discussion on Laurel.

Other expenses decreased $139,672 for the first quarter of 1996 as compared to that of 1995, primarily due to decreases in deposit insurance premiums of $105,646 and other expense of $84,026, which was offset by an increase in premises and equipment expense of $48,890. Deposit insurance premiums decreased from 1995 as the result of reduced assessments with a minimum assessment of $500 a quarter in 1996. The decrease in other expense was comprised of declines from Laurel of $43,655 and other expense of $40,371. The decrease in Laurel was a result of Laurel's dissolution while the decrease in other expense occurred because Management continually monitors and reduces costs where necessary. The increase in premises and equipment was primarily due to expenses of $30,252 for repairs due to minor flood damage at our Confluence office. A reimbursement from insurance coverage is anticipated.

Income taxes increased $113,100 for the first quarter of 1996 as compared to the first quarter of 1995. The increase is due to an increase in pretax income of $331,228 from $386,063 for 1995 to $717,291 for 1996.

                        Liquidity

To ensure that the Bank can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of March 31, 1996 and December 31, 1995, (dollars in thousands):




                                       March 31,     December 31,
Liquidity Source                         1996            1995
================                      -----------    ------------


Cash and due from banks                  $ 6,484          $ 6,587
Federal funds sold                         7,500            8,800
Investment securities maturing in
    one year or less                      21,181           22,027
                                      ----------     ------------

    Total                                 35,165           37,414
Less short-term borrowings                 8,703            7,645
                                      ----------     ------------

    Net liquidity position               $26,462          $29,769
                                      ==========     ============


    As a percent of  total assets         13.27%           14.97%
                                      ==========     ============


Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.


                    Capital Resources


Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. The Company manages its capital to execute its strategic business plans and support its growth and investments. During the first quarter of 1996, the Company increased its capital base $402,611 or 2.08%, primarily through retained earnings. For the first quarter of 1995, the capital increased by $228,043 or 1.28%.

Bank regulatory agencies have capital adequacy and risk-based capital adequacy guidelines by which they monitor the capital adequacy of financial institutions and holding companies. The Company has complied with the regulatory requirements and expects to remain in compliance in the future.

The first measure is risk-based capital which measures the relationship between capital, segregated between Tier 1 and Tier
2 capital, and risk-weighted assets, as defined.

Tier 1 capital generally consists of stockholders' equity, non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries. Tier 2 capital includes the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term subordinated debt and other hybrid capital instruments. Total capital is reduced by such items as goodwill and other certain intangible assets. Additionally, Tier 2 capital cannot exceed 50% of the minimum capital requirements, which is 8% for 1996. Risk-weighted assets are derived by applying certain predetermined percentages, ranging from 0 to 100% to on-balance sheet assets and off-balance sheet items based upon their defined measure of credit risk.

The secured measure is the leverage capital ratio which evaluates capital adequacy based upon Tier 1 capital in relation to quarterly average assets, adjusted for the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage capital ratio for the highest-rated institutions is 3%, with all other institutions expected to maintain higher ratios.

Furthermore, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Federal Banking Regulators have set minimum risk-based capital ratios for a well capitalized banking institution at 6% Tier 1 capital, 10% total capital and 5% leverage capital ratio. The Company has exceeded all these capital ratios and expects to exceed these ratios in the future to continue to be classified as a well capitalized bank.

For 1996, Management has calculated and monitored risk-based and leverage capital ratios in order to assess compliance with these regulatory guidelines. The following schedule presents compliance with regulatory capital ratio requirements for the Company at March 31, 1996 and December 31, 1995, (dollars in thousands):



                                      March 31,      December 31,
CONSOLIDATED                            1996             1995
============                         ----------      ------------


Tier 1 Capital                          $19,737           $19,334
Tier 2 Capital                            1,407             1,417
                                     ----------      ------------
      Total Risk-Based Capital          $21,144           $20,751
                                     ==========      ============

Risk-Based Capital Ratio                 19.03%            18.55%
   (Risk-based capital to
    risk-weighted assets)

Leverage Capital Ratio                    9.98%             9.65%
   (Tier 1 capital to quarterly
    average assets)



Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations other than what has been disclosed.




                                         March 31,   December 31,
SIGNIFICANT RATIOS                         1996          1995
==================                      ----------   ------------


Return on Average Assets (Annualized)        1.08%          0.99%

Return on Average Equity (Annualized)       10.93%         10.44%

Dividend Payout Ratio                       24.50%         20.17%





           NON-PERFORMING ASSETS AND RISK ELEMENTS

Reviews of the loan portfolio are conducted by an internal committee quarterly and annually by an outside consultant. The results of the outside consultant are then compared to the internal reviews with detailed explanations of differences, if any. Commercial loans and residential mortgages are placed on a non-accrual status when principal and interest become 90 days past due. Delinquent loans are reviewed monthly by senior management and the Loan Committee of the Board. Generally, all consumer loans and commercial loans less than $100,000 and not secured by real estate, will be charged off at 90 days past due, while all loans secured by real estate and in the process of foreclosure will be charged off at 180 days past due. All commercial loans greater than $100,000 and not secured by real estate, will be subject to the conditions of the action plan between the Bank and the customer to correct the default.

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that the Bank did not have any loans that met the definition of a restructured loan for the first quarter of 1996 or 1995.

In 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118. It is Management's opinion that the Bank did not have any loans that met the definition of an impaired loan as of March 31, 1996 and December 31, 1995.

The table below presents information concerning non-performing loans and assets.


     NON-PERFORMING LOANS AND OTHER NON-PERFORMING ASSETS
                  (Dollars in thousands)




                                      March 31,      December 31,
                                        1996             1995
                                     ----------      ------------


Loans on non-accrual status                $ 89              $102
Restructured loans                            -                 -
Impaired loans                                -                 -
Loans past due 90 days or more              111                52
                                     ----------      ------------
     Total non-performing loans             200               154


Other real estate                            66                31
Repossessed assets                            -                 -
                                     ----------      ------------
     Total non-performing assets           $266              $185
                                     ==========      ============

Non-performing loans as a percent
   of total loans                         0.21%             0.17%

Non-performing assets as a percent
   of total loans                         0.28%             0.20%

Non-performing assets as a percent
   of total assets                        0.13%             0.09%



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         NONE

Item 2 - Changes in Securities
         NONE

Item 3 - Defaults upon Senior Securities
         NONE

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) Annual Meeting April 16, 1996
     (b) The following directors were elected at the annual meeting to serve for a three year term or until mandatory retirement age is reached:

         Tommy R. Croner    George W. Hay      George R. Shafer

         The following directors were elected at the annual meeting to serve for a two year term or until mandatory retirement age is reached:

         Richard P. Bulow   H. Dean White

         The following directors' terms continued after the annual meeting:

         Lewis W. Berkley   James E. Croner     Gary W. Sterner
         Gregory A. Croner  Theodore Deskevich  Earl K. Wahl, Jr.


         The results of the votes from the annual meeting were as follows:

                                    FOR      AGAINST   WITHHELD
                                  -------    -------   --------

         Tommy R. Croner          308,442     6,746     315,188
         George W. Hay            307,967     7,221     315,188
         George R. Shafer         308,819     6,369     315,188
         Richard P. Bulow         308,927     6,261     315,188
         H. Dean White            308,927     6,261     315,188

Item 5 - Other Information
         NONE

Item 6 - Exhibits and Reports on Form 8-K
         No reports have been filed for 1996.

                          SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              FIRST PHILSON FINANCIAL CORPORATION
              -----------------------------------
                       (Registrant)



Date       May 3, 1996               By  /s/ George W. Hay
    ------------------------           ------------------------
                                        George W. Hay
                                        President and Chief
                                        Executive Officer





                                     By  /s/ Theodore Deskevich
                                        -------------------------
                                        Theodore Deskevich
                                        Executive Vice President
                                        and Chief Financial
                                        Officer