Form 10-Q
period 1996-06-30
FIRST PHILSON FINANCIAL CORP
filed 1996-08-09
CIK 779784

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                        FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended       June 30, 1996
                                   --------------------------

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from             to
                                  ------------    -----------

    Commission file number               000-20163
                           ----------------------------------

               FIRST PHILSON FINANCIAL CORPORATION
    ---------------------------------------------------------
      (Exact name of registrant as specified in its charter)

              Delaware                       25-1511866
    ----------------------------   --------------------------
    (State or other jurisdiction       (I.R.S. Employer
     of incorporation or                Identification No.)
     organization)

               534 Main Street, Berlin, PA  15530
    ---------------------------------------------------------
       (Address of principal executive offices) (Zip code)

                         (814) 267-4666
    ---------------------------------------------------------
       (Registrant's telephone number, including area code)

                         Not Applicable
    ---------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)  Yes   X    No             (2) Yes   X     No
             -----     -----               -----     -----

As of August 2, 1996, there were 435,600 shares outstanding of the issuer's common stock.

           First Philson Financial Corporation
          INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                      Page
                                                    -------

Part I - Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheet (Unaudited)
              as of June 30, 1996 and December 31,
              1995                                      3

              Consolidated Statement of Income
              (Unaudited) for the Three Months and
              Six Months Ended June 30, 1996 and 1995   4

              Consolidated Statement of Cash Flows
              (Unaudited) for the Six Months Ended
              June 30, 1996 and 1995                    5

              Notes to Consolidated Financial
              Statements (Unaudited)                    6


     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                             7 - 13


Part II - Other Information                            14


     Item 1.  Legal Proceedings

          2.  Changes in Securities

          3.  Defaults Upon Senior Securities

          4.  Submission of Matters to a Vote of Security
              Holders

          5.  Other Information

          6.  Exhibits and Reports on Form 8-K


Signatures                                             15

           First Philson Financial Corporation
          CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30,      December 31,
                                    1996            1995
                              --------------  --------------
ASSETS
Cash and due from banks        $  8,803,366    $  6,587,061
Federal funds sold                7,900,000       8,800,000
Securities available for sale       452,050              -
Investment securities held to
  maturity (approximate market
  values of $83,846,889 and
  $88,771,879)                   84,468,038      88,142,581

Total loans                      95,748,881      92,631,963
Less allowance for loan losses    2,942,620       2,882,015
                              --------------  --------------
  Net loans                      92,806,261      89,749,948

Premises and equipment, net       2,357,670       2,452,330
Accrued interest receivable       1,826,753       1,921,088
Other assets                      1,293,529       1,265,660
                              --------------  --------------

  TOTAL ASSETS                 $199,907,667    $198,918,668
                              ==============  ==============


LIABILITIES
Deposits:
  Noninterest-bearing demand   $ 21,184,693    $ 20,181,499
  Interest-bearing demand        26,892,913      23,657,013
  Savings                        36,953,555      35,902,742
  Money market                   11,963,062      12,758,546
  Time                           79,544,807      78,358,459
                              --------------  --------------
    Total Deposits              176,539,030     170,858,259

Securities sold under
  agreements to repurchase          776,219       7,361,419
U. S. Treasury demand notes       1,342,460         283,319
Accrued interest payable            543,560         590,306
Other liabilities                   485,426         491,188
                              --------------  --------------
  TOTAL LIABILITIES             179,686,695     179,584,491
                              --------------  --------------

STOCKHOLDERS' EQUITY
Common stock ($10 par value,
  500,000 shares authorized,
  435,600 shares issued and
  outstanding)                    4,356,000       4,356,000
Capital surplus                   2,354,000       2,354,000
Retained earnings                13,510,179      12,624,177
Net unrealized gain on
  securities                            793              -
                              --------------  --------------
  TOTAL STOCKHOLDERS' EQUITY     20,220,972      19,334,177
                              --------------  --------------

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $199,907,667    $198,918,668
                              ==============  ==============

See accompanying notes to the consolidated financial statements.

           First Philson Financial Corporation
       CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                Three Months Ended June 30,
                                    1996            1995
                              --------------  --------------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans       $2,099,521      $2,044,575
Interest-bearing deposits in
  other banks                            -            2,006
Interest on federal funds sold       83,135         229,074
Investment securities:
  Taxable interest                1,129,675         940,166
  Tax exempt interest               159,271         173,895
                              --------------  --------------
   Total interest income          3,471,602       3,389,716
                              --------------  --------------

INTEREST EXPENSE
Interest on deposits              1,452,487       1,507,849
Interest on borrowed funds           39,926          60,385
                              --------------  --------------
   Total interest expense         1,492,413       1,568,234
                              --------------  --------------

NET INTEREST INCOME               1,979,189       1,821,482
Provision for loan losses                -               -
                              --------------  --------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       1,979,189       1,821,482
                              --------------  --------------

OTHER INCOME
Service charges on deposit
  accounts                          132,848         132,313
Other income                        116,593          67,753
                              --------------  --------------
   Total other income               249,441         200,066
                              --------------  --------------

OTHER EXPENSE
Salaries and employee benefits      771,585         775,596
Premises and equipment expense      181,944         209,062
Deposit insurance premiums              500         106,125
Other expense                       437,530         327,534
                              --------------  --------------
   Total other expense            1,391,559       1,418,317
                              --------------  --------------

Income before income taxes          837,071         603,231
Income tax expense                  223,000         119,200
                              --------------  --------------

NET INCOME                       $  614,071      $  484,031
                              ==============  ==============

EARNINGS PER SHARE               $     1.41      $     1.11


CASH DIVIDENDS PER SHARE         $      .30      $      .20

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       435,600         435,600


                                 Six Months Ended June 30,
                                    1996            1995
                              --------------  --------------

INTEREST AND DIVIDEND INCOME
Interest and fees on loans       $4,258,322      $4,018,876
Interest-bearing deposits in
  other banks                            -            4,090
Interest on federal funds sold      172,890         367,932
Investment securities:
  Taxable interest                2,233,748       1,856,925
  Tax exempt interest               320,508         350,935
                              --------------  --------------
   Total interest income          6,985,468       6,598,758
                              --------------  --------------

INTEREST EXPENSE
Interest on deposits              2,925,464       2,921,918
Interest on borrowed funds          100,504         126,275
                              --------------  --------------
   Total interest expense         3,025,968       3,048,193
                              --------------  --------------

NET INTEREST INCOME               3,959,500       3,550,565
Provision for loan losses                -               -
                              --------------  --------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       3,959,500       3,550,565
                              --------------  --------------

OTHER INCOME
Service charges on deposit
  accounts                          247,804         250,588
Other income                        186,169         193,682
                              --------------  --------------
   Total other income               433,973         444,270
                              --------------  --------------

OTHER EXPENSE
Salaries and employee benefits    1,528,127       1,531,028
Premises and equipment expense      460,396         438,624
Deposit insurance premiums            1,000         212,271
Other expense                       849,588         823,618
                              --------------  --------------
   Total other expense            2,839,111       3,005,541
                              --------------  --------------

Income before income taxes        1,554,362         989,294
Income tax expense                  407,000         190,100
                              --------------  --------------

NET INCOME                       $1,147,362      $  799,194
                              ==============  ==============

EARNINGS PER SHARE               $     2.63      $     1.83


CASH DIVIDENDS PER SHARE         $      .60      $      .40

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       435,600         435,600

See accompanying notes to the consolidated financial statements.

           First Philson Financial Corporation
     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 Six Months Ended June 30,
                                    1996            1995
                              --------------  --------------
OPERATING ACTIVITIES
Net Income                       $1,147,362       $ 799,194
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation, amortization
     and accretion, net             184,279         304,095
    Decrease in accrued interest
     receivable                      94,335          69,672
    Increase (decrease) in
     accrued interest payable       (46,746)         82,460
    Other, net                      (96,386)       (300,498)
                              --------------  --------------
     Net cash provided by
       operating activities       1,282,844         954,923
                              --------------  --------------

INVESTING ACTIVITIES
Net decrease in interest-bearing
  deposits in other banks                -           42,436
Proceeds from maturity of
  investment securities held
  to maturity                    18,456,802      14,034,191
Purchase of securities
  available for sale               (450,849)             -
Purchase of investment securities
  held to maturity              (14,805,485)     (9,960,241)
Net increase in loans            (3,054,040)        (38,668)
Purchase of premises and
  equipment, net                    (68,667)        (39,445)
Other, net                           62,348           7,326
                              --------------  --------------
     Net cash provided by
       investing activities         140,109       4,045,599
                              --------------  --------------

FINANCING ACTIVITIES
Net increase in deposits          5,680,771       3,300,421
Decrease in securities sold
  under agreements to repurchase (6,585,200)       (114,052)
Increase in U.S. Treasury
  demand notes                    1,059,141         549,031
Cash dividends paid                (261,360)       (174,240)
                              --------------  --------------
     Net cash provided by
       (used for) financing
       activities                  (106,648)      3,561,160
                              --------------  --------------

     Increase in cash and
       cash equivalents           1,316,305       8,561,682

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD            15,387,061      12,661,149
                              --------------  --------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                 $16,703,366     $21,222,831
                              ==============  ==============

See accompanying notes to the consolidated financial statements.

           First Philson Financial Corporation
  Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
- ---------------------

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

Reclassification of Comparative Amounts
- ---------------------------------------

Certain comparative amounts for the previous period have been reclassified to conform to the current period classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                   Financial Condition

Total assets at June 30, 1996 increased by $988,999 from that reported at December 31,1995. The increase resulted primarily from increases in cash and due from banks of $2,216,305 and net loans of $3,056,313, which were offset by decreases in federal funds sold of $900,000 and investment securities of $3,222,493.

The increase in cash and due from banks was funded by the decrease in federal funds sold and an increase in stockholder's equity of $886,795.

The decrease in investment securities primarily funded the increase in net loans. U.S. Government agencies and Corporate notes declined by $2,436,413 and $3,266,323, respectively, due to maturities and calls, while U.S.
Treasury notes increased by $1,895,312. The Company also purchased several equity securities which have been classified as available for sale.

The increase in net loans was primarily due to an increase in mortgage loans of $3,524,204, essentially in home equity and commercial real estate loans. As in 1995, Management is continuing its concentration on consumer and small business lending. This has permitted the Company to meet the needs of the communities for which it serves. The allowance for loan losses increased by 2.10% or $60,605 as fewer charge offs and continuing recoveries of loan losses resulted in a net recovery position for the second quarter of 1996. As of June 30, 1996, the allowance for loan losses represents 3.07% of the outstanding loan balances as compared to 3.11% for December 31, 1995.

The increase in total deposits of $5,680,771 and U.S. Treasury demand notes of $1,059,141 was offset by a decrease in securities sold under agreements to repurchase of
$6,585,200.   Money market deposits decreased while all other
deposit categories experienced increases. The decrease in securities sold under agreements to repurchase is primarily due to the loss of a repurchase customer.

The increase in equity capital was attributed to net earnings of $1,147,362 and unrealized gains on available for sale securities of $793, less dividend payments totalling
$261,360.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1996, the Company had total risk-based capital of 19.41%, exceeding the 8.00% minimum risk-based capital requirement. Core equity capital, which must be at least 50% of the total risk-based capital, was 93.47% of this requirement at June 30, 1996. Additionally, the Company must maintain an adequate minimum leverage capital ratio. The minimum leverage capital ratio for the highest-rated institutions is 3.00%, with all other institutions expected to maintain higher ratios. As of June 30, 1996 the Company's leverage capital ratio was 10.18%.

                  Results of Operations

  Comparison of Six Months Ended June 30, 1996 and 1995.

The Company's net income increased by $348,168 from 1995 when comparing the first six months of 1995 to 1996. Effecting net income positively was an increase in interest income of $386,710 and decreases in interest expense of $22,225 and other expense of $166,430. Negative effects to net income were primarily due to an increase in income taxes of $216,900.

Net interest income for 1996 increased $408,935 from 1995 due to an increase in interest income and a decrease in interest expense. The increase in interest income resulted from increases in interest and fees on loans of $239,446 and interest on investment securities of $346,396, offset by a decrease in interest on federal funds sold of $195,042.
The increase in interest and fees on loans and interest on investment securities were attributable to increases in both the average outstanding balance and net yields. The decrease in interest on federal funds sold is due to decreases in both the average outstanding balance and net yield. The decrease in interest expense resulted primarily from a decrease in the cost of interest-bearing liabilities which was offset by an increase in the average outstanding balance.

Because of Management's efforts, the Bank experienced lower non-performing loans and charge offs, while increasing the loan growth. Fewer charge offs and continuing recoveries of loan losses resulted in a net recovery position for 1996 and 1995. Because of improved loan quality and loan monitoring, Management did not feel a loan loss provision was necessary in either period.

Other expenses decreased from 1995 to 1996, primarily due to a decrease in deposit insurance premiums of $211,271.
Deposit insurance premiums decreased from 1995 as the result of the Bank having the highest classification for deposit premium purposes resulting in the statutory $500 minimum per quarter being assessed in 1996.

The increase in income taxes was due to an increase in pretax income of $565,068 and an alternative minimum tax credit which lowered taxes in 1995. The effective tax rates were 19.22% for 1995 and 26.18% for 1996.

                  Results of Operations

 Comparison of  Three Months Ended June 30, 1996 and 1995.

The Company's net income increased by $130,040 for the second quarter of 1996, as compared to net income for the second quarter of 1995. Effecting net income positively were increases in interest income of $81,886 and other income of $49,375 and decreases in interest expense of $75,821 and other expense of $26,758. Negative effects to net income consisted of an increase in income taxes of $103,800.

Net interest income for the second quarter of 1996 increased $157,707 as compared to the second quarter of 1995 from an increase in interest income and a decrease in interest expense. The increase in interest income resulted primarily from increases in interest and fees on loans of $54,946 and interest on investment securities of $174,885, offset by a decrease in interest on federal funds sold of $145,939. The increase in interest and fees on loans and interest on investment securities from the second quarter of 1995 to the second quarter of 1996 represents increases in the average outstanding balances. The increase in interest on investments was also due to investing in higher yielding securities. The decrease in interest on federal funds sold is due to decreases in both the average outstanding balance and net yield. The decrease in interest expense resulted primarily from a decrease in the cost of interest-bearing liabilities which was offset by an increase in the average outstanding balance.

Other income increased for the second quarter of 1996 as compared to that of 1995. The increase was primarily due to $32,348 in gains on the sale of two properties held as other real estate.

Other expenses decreased for the second quarter of 1996 as compared to that of 1995. The decrease was primarily due to decreases in deposit insurance premiums of $105,625 and premises and equipment expense of $27,118, which were offset by an increase in other expense of $109,996. Deposit insurance premiums decreased from 1995 as the result of the Bank having the highest classification for deposit premium purposes resulting in the statutory $500 minimum per quarter being assessed in 1996. The decrease in premises and equipment was primarily due to an insurance reimbursement of $30,872 for repairs due to minor flood damage at the Confluence office which were expensed in the first quarter of 1996. The increase in other expense resulted from credits of $68,000 recorded to other expense in 1995 due to Laurel's dissolution. See Notes to Consolidated Financial Statements for more discussion on Laurel.

The increase in income taxes for the second quarter of 1996 as compared to the second quarter of 1995 was due to an increase in pretax income of $233,840 and an alternative minimum tax credit which lowered taxes in 1995. The effective tax rates were 19.76% for 1995 and 26.64% for 1996.

                        Liquidity

To ensure that the Bank can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of June 30, 1996 and December 31, 1995, (dollars in thousands):

                                  June 30,     December 31,
Liquidity Source                    1996            1995
================              --------------  --------------
Cash and due from banks         $    8,803      $    6,587
Federal funds sold                   7,900           8,800
Investment securities maturing
  in one year or less               16,898          22,027
                              --------------  --------------
  Total                             33,601          37,414
Less short-term borrowings           2,119           7,645
                              --------------  --------------

  Net liquidity position        $   31,482      $   29,769
                              ==============  ==============

  As a percent of total assets      15.75%          14.97%
                              ==============  ==============

Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.

                    Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. The Company manages its capital to execute its strategic business plans and support its growth and investments. During the first six months of 1996, the Company increased its capital base by $886,795 or 4.59%, primarily through retained earnings. For the first six months of 1995, capital increased by $549,954 or 3.09%.

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

Management has calculated and monitored the following risk-based and leverage capital ratios in order to assess compliance with these regulatory guidelines for the Company at June 30, 1996 and December 31, 1995, (dollars in thousands):

                                  June 30,     December 31,
CONSOLIDATED                        1996            1995
============                  --------------  --------------
Tier 1 Capital                  $  20,221       $  19,334
Tier 2 Capital                      1,412           1,417
                              --------------  --------------
  Total Risk-Based Capital      $  21,633       $  20,751
                              ==============  ==============

  Risk-Based Capital Ratio         19.41%          18.55%
    (Risk-based capital to risk-weighted assets)

  Leverage Capital Ratio           10.18%           9.65%
    (Tier 1 capital to quarterly average assets)

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations other than what has been disclosed.

                                  June 30,     December 31,
SIGNIFICANT RATIOS                  1996            1995
==================            --------------  --------------
Return on Average Assets
  (Annualized)                     1.16%            0.99%

Return on Average Equity
  (Annualized)                    11.64%           10.44%


Dividend Payout Ratio             22.78%           20.17%

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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that the Bank did not have any loans that met the definition of a restructured loan as of June 30, 1996 and December 31, 1995.

In 1995, the Company adopted Statement of Financial
Accounting Standards No. 114, "Accounting by Creditors for
Impairment of a Loan," as amended by Statement No. 118. It is Management's opinion that the Bank did not have any loans that met the definition of an impaired loan as of June 30, 1996 and December 31, 1995.

The table below presents information concerning non-performing loans and assets.

  NON-PERFORMING LOANS AND OTHER NON-PERFORMING ASSETS
                  (Dollars in thousands)
                                  June 30,     December 31,
                                    1996            1995
                              --------------  --------------
Loans on non-accrual status     $     69        $    102
Restructured loans                     -               -
Impaired loans                         -               -
Loans past due 90 days or more       262              52
                              --------------  --------------
  Total non-performing loans         331             154

Other real estate                      1              31
Repossessed assets                     -               -
                              --------------  --------------
  Total non-performing assets   $    332        $    185
                              ==============  ==============

Non-performing loans as a
  percent of total loans           0.35%           0.17%

Non-performing assets as a
  percent of total loans           0.35%           0.20%

Non-performing assets as a
  percent of total assets          0.17%           0.09%

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

      The following directors were elected at the annual meeting to serve for a two year term or until mandatory retirement age is reached:

      Richard P. Bulow    H. Dean White

      The following directors' terms continued after the annual meeting:

      Lewis W. Berkley    James E. Croner     Gary W. Sterner
      Gregory A. Croner   Theodore Deskevich  Earl K. Wahl, Jr.

      The results of the votes from the annual meeting were as follows:

                            FOR       AGAINST     WITHHELD
                          -------     -------     --------
      Tommy R. Croner     308,442       6,746      120,412
      George W. Hay       307,967       7,221      120,412
      George R. Shafer    308,819       6,369      120,412
      Richard P. Bulow    308,927       6,261      120,412
      H. Dean White       308,927       6,261      120,412

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


Date      August 5, 1996        By /s/ George W. Hay
     ------------------------     ------------------------
                                   George W. Hay
                                   President and Chief
                                   Executive Officer


                                By /s/ Theodore Deskevich
                                  ------------------------
                                   Theodore Deskevich
                                   Executive Vice President
                                   and Chief Financial Officer