Form 10-Q
period 1996-09-30
FIRST PHILSON FINANCIAL CORP
filed 1996-11-13
CIK 779784

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended       September 30, 1996
                                   -----------------------------

                              OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                   -------------    -------------

                Commission file number          000-20163
                                       --------------------------

                FIRST PHILSON FINANCIAL CORPORATION
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

             Delaware                        25-1511866
-------------------------------  -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    No.)

                 534 Main Street, Berlin, PA  15530
-----------------------------------------------------------------
         (Address of principal executive offices) (Zip code)

                         (814) 267-4666
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)

                           Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 4, 1996, there were 435,600 shares outstanding of the issuer's common stock.

                   First Philson Financial Corporation
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                          Page
                                                        ------
Part I - Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheet (Unaudited)
              as of September 30, 1996 and December 31,
              1995                                          3

              Consolidated Statement of Income
              (Unaudited) for the Three Months and Nine
              Months Ended September 30, 1996 and 1995      4

              Consolidated Statement of Cash Flows
              (Unaudited) for the Nine Months Ended
              September 30, 1996 and 1995                   5

              Notes to Consolidated Financial Statements
              (Unaudited)                                   6


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  7 - 13


Part II - Other Information                                14

     Item 1.  Legal Proceedings

          2.  Changes in Securities

          3.  Defaults Upon Senior Securities

          4.  Submission of Matters to a Vote of Security Holders

          5.  Other Information


          6.  Exhibits and Reports on Form 8-K


Signatures                                                 15

                   First Philson Financial Corporation
                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  September 30,     December 31,
                                      1996             1995
                                 ---------------  ---------------
ASSETS
Cash and due from banks            $  8,682,993     $  6,587,061
Federal funds sold                    4,100,000        8,800,000
Securities available for sale           456,675                -
Investment securities held to
  maturity(approximate market
  values of $82,380,109 and
  $88,771,879)                       82,722,631       88,142,581

Total loans                         100,266,772       92,631,963
Less allowance for loan losses        2,935,195        2,882,015
                                 ---------------  ---------------
     Net loans                       97,331,577       89,749,948

Premises and equipment, net           2,319,759        2,452,330
Accrued interest receivable           1,961,897        1,921,088
Other assets                          1,275,453        1,265,660
                                 ---------------  ---------------

     TOTAL ASSETS                  $198,850,985     $198,918,668
                                 ===============  ===============


LIABILITIES
Deposits:
      Noninterest-bearing demand   $ 20,539,768     $ 20,181,499
      Interest-bearing demand        26,054,246       23,657,013
      Savings                        36,420,704       35,902,742
      Money market                   12,235,482       12,758,546
      Time                           79,745,938       78,358,459
                                 ---------------  ---------------
        Total Deposits              174,996,138      170,858,259

Securities sold under
  agreements to repurchase              645,408        7,361,419
U. S. Treasury demand notes           1,474,819          283,319
Accrued interest payable                560,974          590,306
Other liabilities                       487,228          491,188
                                 ---------------  ---------------
     TOTAL LIABILITIES              178,164,567      179,584,491
                                 ---------------  ---------------

STOCKHOLDERS' EQUITY
Common stock ($10 par value,
  500,000 shares authorized,
  435,600 shares issued and
  outstanding)                        4,356,000        4,356,000
Capital surplus                       2,354,000        2,354,000
Retained earnings                    13,972,573       12,624,177
Net unrealized gain on
  securities                              3,845                -
                                 ---------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY      20,686,418       19,334,177
                                 ---------------  ---------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY         $198,850,985     $198,918,668
                                 ===============  ===============


See accompanying notes to the consolidated financial statements.

                   First Philson Financial Corporation
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                 Three Months Ended September 30,
                                      1996             1995
                                 ---------------  ---------------

INTEREST AND DIVIDEND INCOME
Interest and fees on loans         $  2,181,854     $  2,108,214
Interest-bearing deposits in
  other banks                                 -            2,069
Interest on federal funds sold           92,520          180,993
Investment securities:
  Taxable interest                    1,073,600        1,036,170
  Tax exempt interest                   165,779          176,235
                                 ---------------  ---------------
   Total interest and dividend
     income                           3,513,753        3,503,681
                                 ---------------  ---------------

INTEREST EXPENSE
Interest on deposits                  1,462,045        1,512,023
Interest on borrowed funds               13,586           68,138
                                 ---------------  ---------------
   Total interest expense             1,475,631        1,580,161
                                 ---------------  ---------------

NET INTEREST INCOME                   2,038,122        1,923,520
Provision for loan losses                     -                -
                                 ---------------  ---------------


NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           2,038,122        1,923,520
                                 ---------------  ---------------


OTHER INCOME
Service charges on deposit
  accounts                              147,898          136,738
Other income                            108,323           81,305
                                 ---------------  ---------------
   Total other income                   256,221          218,043
                                 ---------------  ---------------

OTHER EXPENSE
Salaries and employee benefits          757,514          759,869
Premises and equipment expense          265,929          215,446
Deposit insurance premiums                  500          (11,035)
Other expense                           470,626          441,111
                                 ---------------  ---------------
   Total other expense                1,494,569        1,405,391
                                 ---------------  ---------------

Income before income taxes              799,774          736,172
Income tax expense                      206,700          185,300
                                 ---------------  ---------------

NET INCOME                         $    593,074     $    550,872
                                 ===============  ===============


EARNINGS PER SHARE                 $       1.36      $      1.26

CASH DIVIDENDS PER SHARE           $        .30      $       .20

WEIGHTED AVERAGE SHARES OUTSTANDING     435,600          435,600



                                  Nine Months Ended September 30,
                                      1996             1995
                                 ---------------  ---------------

INTEREST AND DIVIDEND INCOME
Interest and fees on loans         $  6,440,176     $  6,127,090
Interest-bearing deposits in
  other banks                                 -            6,158
Interest on federal funds sold          265,410          548,926
Investment securities:
  Taxable interest                    3,307,349        2,893,094
  Tax exempt interest                   486,286          527,171
                                 ---------------  ---------------
   Total interest and dividend
     income                          10,499,221       10,102,439
                                 ---------------  ---------------

INTEREST EXPENSE
Interest on deposits                  4,387,509        4,433,941
Interest on borrowed funds              114,090          194,413
                                 ---------------  ---------------
   Total interest expense             4,501,599        4,628,354
                                 ---------------  ---------------

NET INTEREST INCOME                   5,997,622        5,474,085
Provision for loan losses                     -                -
                                 ---------------  ---------------


NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES           5,997,622        5,474,085
                                 ---------------  ---------------


OTHER INCOME
Service charges on deposit
  accounts                              395,702          387,326
Other income                            294,492          274,987
                                 ---------------  ---------------
   Total other income                   690,194          662,313
                                 ---------------  ---------------

OTHER EXPENSE
Salaries and employee benefits        2,285,641        2,290,898
Premises and equipment expense          726,325          654,070
Deposit insurance premiums                1,500          201,235
Other expense                         1,320,214        1,264,729
                                 ---------------  ---------------
   Total other expense                4,333,680        4,410,932
                                 ---------------  ---------------

Income before income taxes            2,354,136        1,725,466
Income tax expense                      613,700          375,400
                                 ---------------  ---------------

NET INCOME                         $  1,740,436     $  1,350,066
                                 ===============  ===============


EARNINGS PER SHARE                 $       4.00     $       3.10

CASH DIVIDENDS PER SHARE           $        .90     $        .60

WEIGHTED AVERAGE SHARES OUTSTANDING     435,600          435,600

See accompanying notes to the consolidated financial statements.

                   First Philson Financial Corporation
             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                  Nine Months Ended September 30,
                                      1996             1995
                                 ---------------  ---------------
OPERATING ACTIVITIES
Net Income                         $  1,740,436     $  1,350,066
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation, amortization
     and accretion, net                 245,318          435,273
    Increase in accrued interest
     receivable                         (40,809)        (361,698)
    Increase (decrease) in accrued
     interest payable                   (29,332)         120,876
    Other, net                          (78,080)        (142,165)
                                 ---------------  ---------------
     Net cash provided by
       operating activities           1,837,533        1,402,352
                                 ---------------  ---------------

INVESTING ACTIVITIES
Net decrease in interest-bearing
  deposits in other banks                     -          175,138
Purchase of securities available
  for sale                             (450,849)               -
Proceeds from maturity of
  investment securities held to
  maturity                           22,532,450       19,335,396
Purchase of investment securities
  held to maturity                  (17,125,631)     (18,237,984)
Net increase in loans                (7,585,204)      (2,897,577)
Purchase of premises and
  equipment, net                        (96,043)         (45,870)
Other, net                               62,348            7,326
                                 ---------------  ---------------
     Net cash used for investing
       activities                    (2,662,929)      (1,663,571)
                                 ---------------  ---------------

FINANCING ACTIVITIES
Net increase in deposits              4,137,879        2,836,568
Increase (decrease) in
  securities sold under
  agreements to repurchase           (6,716,011)       1,971,732
Increase in U.S. Treasury
  demand notes                        1,191,500        1,068,599
Cash dividends paid                    (392,040)        (261,360)
                                 ---------------  ---------------
     Net cash provided by(used
       for)financing activities      (1,778,672)       5,615,539
                                 ---------------  ---------------

     Increase (decrease) in cash
       and cash equivalents          (2,604,068)       5,354,320

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD              15,387,061       12,661,149
                                 ---------------  ---------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                   $12,782,993      $18,015,469
                                 ===============  ===============


See accompanying notes to the consolidated financial statements.

                   First Philson Financial Corporation
           Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

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

Reclassification of Comparative Amounts
---------------------------------------

Certain comparative amounts for the previous period have been reclassified to conform to the current period classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                        Financial Condition

Total assets at September 30, 1996 decreased by $67,683 from that reported at December 31,1995. Decreases in federal funds sold of $4,700,000 and investment securities and securities available for sale of $4,963,275, funded the increases in cash and due from banks of $2,095,932 and net loans of $7,581,629.

The decrease in investment securities resulted from declines in U.S. Government agencies and Corporate notes of $2,972,899 and $5,345,921, respectively, due to maturities and calls, while U.S. Treasury notes and State and Political securities increased by $1,906,423 and $1,193,747, respectively. The Company also purchased several equity securities which have been classified as available for sale.

The increase in net loans resulted primarily from increases in mortgage loans of $4,704,203 and commercial loans of $3,817,920. The increase in mortgage loans occurred essentially in fixed rate home equity, residential, and commercial real estate loans. The increase in commercial loans was primarily in non-taxable loans. As in 1995, Management is continuing its concentration on consumer and small business lending. This has permitted the Company to meet the needs of the communities for which it serves.

The increase in total deposits of $4,137,879 and U.S. Treasury demand notes of $1,191,500 was offset by a decrease in securities sold under agreements to repurchase of $6,716,011. The increase in deposits was primarily due to increases in interest-bearing demand of $2,397,233 and time deposits of $1,387,479. The decrease in securities sold under agreements to repurchase is primarily due to the loss of a repurchase customer.

The increase in equity capital was attributed to net earnings of $1,740,436 and net unrealized gains on available for sale securities of $3,845, less dividend payments totalling $392,040.

                        Results of Operations

    Comparison of  Nine Months Ended September 30, 1996 and 1995.

The Company's net income increased by $390,370 from 1995 when comparing the first nine months of 1995 to 1996. Effecting net income positively was an increase in interest income of $396,782 and decreases in interest expense of $126,755 and other expense of $77,252. Negative effects to net income were primarily due to an increase in income taxes of $238,300.

Net interest income for 1996 increased $523,537 from 1995 due to an increase in interest income and a decrease in interest expense. The increase in interest income resulted from increases in interest and fees on loans of $313,086 and interest on investment securities of $373,370, offset by a decrease in interest on federal funds sold of $283,516. The increase in interest and fees on loans was attributable to an increase in the average outstanding balance of mortgage loans, primarily in fixed rate residential mortgages, home equity, and commercial real estate loans. The increase in interest on investment securities was attributable to equal increases in the average outstanding balance and net yield of held to maturity securities. The decrease in interest on federal funds sold is due to decreases in both the average outstanding balance and net yield. The decrease in interest expense resulted primarily from a decrease in the cost of all interest-bearing liabilities.

Because of Management's efforts, the Bank experienced lower non-performing loans and charge offs, while increasing the loan growth. Fewer charge offs and continuing recoveries of loan losses resulted in a net recovery position for 1996 and 1995. Because of improved loan quality and loan monitoring, Management did not feel a loan loss provision was necessary in either period.

Other expenses decreased from 1995 to 1996, primarily due to a decrease in deposit insurance premiums of $199,735. Deposit insurance premiums decreased from 1995 as the result of the Bank having the highest classification for deposit premium purposes resulting in the statutory $500 minimum per quarter being assessed in 1996.

The increase in income taxes for 1996 was due to an increase in pretax income of $628,670 from 1995 and the utilization of an alternative minimum tax credit in 1995.  The effective tax rates
were   21.76% for 1995 and 26.07% for 1996.

                       Results of Operations

   Comparison of  Three Months Ended September 30, 1996 and 1995.

The Company's net income increased by $42,202 for the third quarter of 1996, as compared to net income for the third quarter of 1995. Effecting net income positively was an increase in interest income of $10,072 and a decrease in interest expense of $104,530. Negative effects to net income consisted of increases in other expense of $89,178 and income taxes of $21,400.

Net interest income for the third quarter of 1996 increased $114,602 as compared to the third quarter of 1995 from an increase in interest income and a decrease in interest expense. The increase in interest income resulted primarily from increases in interest and fees on loans of $73,640 and interest on investment securities of $26,974, offset by a decrease in interest on federal funds sold of $88,473. The increase in interest and fees on loans from the third quarter of 1995 to the third quarter of 1996 is attributable to an increase in the average outstanding balance of mortgage loans, primarily in fixed rate residential mortgages, home equity, and commercial real estate loans. The increase in interest in investments from the third quarter of 1995 to the third quarter of 1996 is due to investing in higher yielding held to maturity securities. The decrease in interest on federal funds sold is due to decreases in both the average outstanding balance and net yield. The decrease in interest expense resulted from decreases in the both the cost and average outstanding balance of interest-bearing liabilities. The decrease in the cost of interest-bearing liabilities is attributable to time deposits, while the decrease in the average outstanding balance is attributable to securities sold under agreements to repurchase.

Other expenses increased for the third quarter of 1996 as compared to that of 1995. The increase was due to increases in premises and equipment expense of $50,483 and other expense of $29,515. The increase in premises and equipment was primarily due to repairs and maintenance at several offices during the third quarter of 1996. The increase in other expense resulted from a combination of increases and decreases in numerous expense categories with no one significant increase or decrease in any other expense category.

The increase in income taxes for the third quarter of 1996 as compared to the third quarter of 1995 was due to an increase in pretax income of $63,602 and the utilization of an alternative minimum tax credit in 1995. The effective tax rates were 25.17% for 1995 and 25.85% for 1996.

                               Liquidity

To ensure that the Bank can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of September 30, 1996 and December 31, 1995, (dollars in thousands):

                                   September 30,     December 31,
Liquidity Source                      1996             1995
===============================  ---------------  ---------------
Cash and due from banks             $     8,683      $     6,587
Federal funds sold                        4,100            8,800
Investment securities maturing
  in one year or less                    19,450           22,027
                                 ---------------  ---------------

     Total                               32,233           37,414
Less short-term borrowings                2,120            7,645
                                 ---------------  ---------------

     Net liquidity position         $    30,113      $    29,769
                                 ===============  ===============

     As a percent of total assets        15.14%           14.97%
                                 ===============  ===============

Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.

                         Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. The Company manages its capital to execute its strategic business plans and support its growth and investments. During the first nine months of 1996, the Company increased its capital base by $1,352,241 or 6.99%, primarily through retained earnings. For the first nine months of 1995, capital increased by $1,088,706 or 6.12%.

Bank regulatory agencies have capital adequacy and risk-based capital adequacy guidelines by which they monitor the capital adequacy of financial institutions and holding companies. The Company has complied with the regulatory requirements and expects to remain in compliance in the future.

The first measure is risk-based capital which measures the relationship between capital, segregated between Tier 1 and Tier 2 capital, and risk-weighted assets, as defined. Tier 1 capital generally consists of stockholders' equity, non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries. Tier 2 capital includes the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term subordinated debt and other hybrid capital instruments. Total capital is reduced by such items as goodwill and other certain intangible assets. Additionally, Tier 2 capital cannot exceed 50% of the minimum capital requirements, which is 8% for 1996. Risk-weighted assets are derived by applying certain predetermined percentages, ranging from 0 to 100% to on-balance sheet assets and off-balance sheet items based upon their defined measure of credit risk. Core equity capital, which must be at least 50% of the total risk-based capital, was 93.54% of this requirement at September 30, 1996.

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

Management has calculated and monitored the following risk-based and leverage capital ratios in order to assess compliance with these regulatory guidelines for the Company at September 30, 1996 and December 31, 1995, (dollars in thousands):

                                   September 30,     December 31,
CONSOLIDATED                          1996             1995
===============================  ---------------  ---------------
Tier 1 Capital                      $    20,682      $    19,334
Tier 2 Capital                            1,428            1,417
                                 ---------------  ---------------
   Total Risk-Based Capital         $    22,110      $    20,751
                                 ===============  ===============

Risk-Based Capital Ratio                 19.61%           18.55%
   (Risk-based capital to risk-weighted assets)

Leverage Capital Ratio                   10.48%            9.65%
    (Tier 1 capital to quarterly average assets)

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations other than what has been disclosed.

                                   September 30,     December 31,
SIGNIFICANT RATIOS                    1996             1995
===============================  ---------------  ---------------
Return on Average Assets
  (Annualized)                            1.17%            0.99%

Return on Average Equity
  (Annualized)                           11.58%           10.44%

Dividend Payout Ratio                    22.53%           20.17%

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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that the Bank did not have any loans that met the definition of a restructured loan as of September 30, 1996 and December 31, 1995.

In 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118. It is Management's opinion that the Bank did not have any loans that met the definition of an impaired loan as of September 30, 1996 and December 31, 1995.

The table below presents information concerning non-performing loans and assets.

          NON-PERFORMING LOANS AND OTHER NON-PERFORMING ASSETS
                       (Dollars in thousands)
                                   September 30,     December 31,
                                      1996             1995
                                 ---------------  ---------------
Loans on non-accrual status         $        11      $       102
Restructured loans                            -                -
Impaired loans                                -                -
Loans past due 90 days or more               12               52
                                 ---------------  ---------------
     Total non-performing loans              23              154

Other real estate                             1               31
Repossessed assets                            -                -
                                 ---------------  ---------------
     Total non-performing assets    $        24      $       185
                                 ===============  ===============

Non-performing loans as a percent
  of total loans                          0.02%            0.17%

Non-performing assets as a percent
  of total loans                          0.02%            0.20%

Non-performing assets as a percent
  of total assets                         0.01%            0.09%


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         NONE

Item 2 - Changes in Securities
         NONE

Item 3 - Defaults upon Senior Securities
         NONE

Item 4 - Submission of Matters to a Vote of Security Holders
         NONE

Item 5 - Other Information
         NONE

Item 6 - Exhibits and Reports on Form 8-K
         No reports have been filed for 1996.

                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST PHILSON FINANCIAL CORPORATION
                  ---------------------------------------
                               (Registrant)




Date      November 12, 1996        By /s/ George W. Hay
     --------------------------       ---------------------------
                                      George W. Hay
                                      President and Chief
                                      Executive Officer





                                   By /s/ Theodore Deskevich
                                      ---------------------------
                                     Theodore Deskevich
                                     Executive Vice President and
                                     Chief Financial Officer