Form 10-K
period 1996-12-31
FIRST PHILSON FINANCIAL CORP
filed 1997-03-25
CIK 779784

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended         December 31, 1996
                               ----------------------------------
                             or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________
     Commission file number               000-20163
                            -------------------------------------

                 FIRST PHILSON FINANCIAL CORPORATION
-----------------------------------------------------------------
         (Name of registrant as specified in its charter)

          DELAWARE                            25-1511866
-------------------------------   -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    No.)

  534 Main Street, Berlin, PA                  15530
-------------------------------   -------------------------------
(Address of principal executive              (Zip Code)
 offices)

(Registrant's telephone number, including area code)
                        (814) 267-4666
-----------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class:    None      Name of each exchange on which
                    -----------   registered:         None
                                             --------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Common Stock, $10.00 Par Value
                 --------------------------------
                         (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes (X)  No ( )
                                                      ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                 ( )
                                                             ---
    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 3, 1997 was $22,086,000.

     THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS.

     As of March 14, 1997, there were 435,600 shares outstanding of the Registrant's common stock, $10.00 par value.

            DOCUMENTS INCORPORATED BY REFERENCE.
     Information with respect to Directors, Management Remuneration and Security Ownership of Certain Beneficial Owners and Management are contained in Philson's Proxy Statement for the 1997 Annual Meeting of Stockholders, incorporated herein by
reference in Part III.   The 1996 Annual Report to Shareholders
is also incorporated herein by reference in Parts I, II, III, and IV.

PART I
======
ITEM 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------
First Philson Financial Corporation ("Philson") is a bank holding company organized in 1985 under the Delaware General Corporation Law and is registered under the Bank Holding Company Act, of 1956, as amended ("Bank Holding Company Act"). First Philson Bank, N.A. (the "Bank") is a wholly-owned subsidiary of Philson and the surviving bank of the former National Bank of Western Pennsylvania and The Philson National Bank, which merged on January 1, 1991. The Bank is a national banking association organized under the laws of the United States. Philson's principal activities consist of owning and operating the Bank.

Philson and its subsidiary derive substantially all their income from banking and bank-related services. Philson functions primarily as a coordinating and servicing unit for its subsidiary in general management, loan policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, general corporate services, and financial and strategic planning.

Business of Issuer
------------------
The Bank conducts general banking business through nine locations in Somerset and Fayette Counties, Pennsylvania. The Bank is a full-service bank offering (1) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, collection services, money orders, and traveler's checks; (2) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate mortgage loans, revolving credit arrangements, lines of credit, personal and commercial property lease financing, real estate construction loans, business money market and savings accounts, certificates of deposit, wire transfers, and night depository; and (3) credit card operations through Mastercard, VISA and Discover. The Bank also operates five automated bank teller machines, ("ATM's").

The Bank's deposit base is such that the loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.

The Bank's business is not seasonal nor does it have any risks attendant to foreign sources.

The Bank is federally chartered and is subject to primary supervision by the Office of the Comptroller of the Currency ("OCC"). The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve Bank ("Federal Reserve Board") and the Federal Deposit Insurance Corporation ("FDIC"). Its deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC.

Supervision and Regulation - Philson
------------------------------------
Philson is subject to the provisions of the Bank Holding Company Act and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires Philson to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5.00% of the voting shares or substantially all of the assets of any institution, including another bank.

A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5.00% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

Philson is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of Philson and any or all of its subsidiaries. Further, under
Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on Philson's liquidity, capital resources or operations other than what has been disclosed.


Legislation and Regulatory Changes
----------------------------------
From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on Philson and its subsidiary bank. Certain changes of potential significance to Philson which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

On August 9, 1989, major reform and financing legislation was enacted into law in order to restructure the regulation of the thrift industry, to address the financial condition of the Federal Savings and Loan Insurance Corporation and to enhance the supervisory powers of the federal bank and thrift regulatory agencies. Financial Institutions Reform, Recovery and Enforce-ment Act ("FIRREA") reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC-- the Savings Association Insurance Fund ("SAIF") and the BIF. FIRREA established a new schedule for premiums to be paid by thrifts and banks for deposit insurance coverage. The Bank became a member of BIF. In addition, FIRREA reformed the real estate appraisal process and required licensed or certified appraisers to be engaged to render an appraisal on real estate loans above certain threshold limits.

Other provisions of FIRREA include substantial changes to enforcement powers available to regulators. The OCC, as the primary regulator of national banks, is primarily responsible for enforcement action, but the FDIC also has authority to impose enforcement action independently after following certain procedures. FIRREA also expands jurisdiction of the FDIC's enforcement powers to all "institution-affiliated" parties, including stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution.

FIRREA also provides regulators with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party. The FDIC also may recommend that the OCC take enforcement action. If action is not taken by the OCC, the FDIC has the authority to compel such action under certain circumstances.

The Federal Deposit Insurance Corporation Improvement Act
("FDICIA") was enacted on December 19, 1991, and made reforms to a variety of bank regulatory laws. Some of these reforms will have a direct impact on the Registrant and the Bank. These new provisions are discussed below.

Annual full-scope, on-site examinations are required for all FDIC-insured institutions such as the Bank. For small, well-capitalized institutions that are well managed and in outstanding condition, and whose ownership has not changed in the preceding year, the examinations by the OCC may be at 18-month intervals. In 1996, federal bank regulators extended the eligibility for 18-month examination cycles to "small" institutions, banks and thrifts with up to $250 million in assets, with an examination rating of at least CAMELS 2. As a result of the new ruling, the number of national banks on the 18-month cycle should increase. However, federal bank regulators retain the right to examine any bank any time they believe there may be a cause.

In order to reduce losses to the deposit insurance funds, FDICIA established a format to more closely monitor the FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. FDICIA established five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3)
undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized. The Deposit Insurance Act of 1996 ("Funds Act"), passed on November 26, 1996 by the FDIC Board of Directors, retains the existing BIF assessment schedule of 0 to 27 cents per $100 of deposits depending upon an institution's risk classification, but eliminated the statutorily-imposed minimum assessment amount. The Funds Act also authorizes the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth of the FICO assessment rate that is applied to deposits assessable by the SAIF. "Capital measures", i.e., the quantitative and qualitative criteria, imposed more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized. The most recent classification for the Bank is "well capitalized".

At any time, an institution's primary federal supervisory agency may reclassify it into a lower capital category. All institutions are prohibited from declaring any dividends, making any other capital distribution, or paying a management fee if it would drop them down into any of the three undercapitalized categories as a result. FDICIA provides an exception to this requirement for stock redemptions that do not lower an institution's capital and would improve its financial condition, if the appropriate federal supervisory agency has consulted with the FDIC and approved the redemption.

FDICIA requires the Bank to monitor its capital levels and notify the OCC if its capital levels fall into a lower category. The
OCC would monitor the Bank's capital levels through call reports and examination reports.

Pursuant to FDICIA, the OCC adopted a real estate lending rule which set loan-to-value ("LTV") ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. In addition to establishing the LTV ratios as a guideline, the final ruling requires all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

Banks are expected to establish internal LTV limits for real estate loans that do not exceed certain guidelines as outlined under FDICIA. They are as follows:

     1.  For raw land loans, 65%;

     2.  For land development loans, 75%;

     3.  For commercial or multifamily construction loans, 80%;

     4. For one-to-four family residential construction loans, 85%;

     5. For improved property loans (completed commercial properties; other income-producing property, including farmland), 85%;

     6.  For owner-occupied 1-4 family and home equity loans,
         < 90%.  Loans can equal or exceed 90% loan-to-value with
         credit enhancement in the form of mortgage insurance or readily marketable collateral (means listed securities, insured deposits, and gold bullion).

The rule requires each bank to adopt and maintain a comprehensive written real estate lending policy developed in conformance with the following guidelines:

     1. Establish limits and standards that are consistent with safe and sound banking practices;

     2. Establish prudent underwriting standards, including LTV limits, that are clear and measurable;

     3. Establish loan administration policies for its real estate portfolio;

     4. Establish documentation, approval and reporting requirements to monitor compliance with its real estate lending policies; and

     5. Be reviewed and approved by the Bank's board of directors at least annually.

Banks are expected to maintain a real estate lending policy appropriate for the size of the institution and nature and scope of its operations and markets. Real estate lending standards must apply to loans secured by liens on (or interests in) real estate, or loans made to finance construction or other improvements to real estate, regardless of whether a lien has been taken on the property.

Furthermore, the OCC must establish non-capital standards for the Bank. These standards shall cover: (1) internal controls, information systems and internal audit systems, (2) loan documentation, (3) credit underwriting, (4) interest rate exposure, (5) asset growth, (6) compensation, fees and benefits,
(7) other operational and managerial standards and (8) asset quality, earnings and stock valuation. The Bank must develop a plan if it fails to meet any of these standards. There are sanctions that can be imposed for failure to meet these standards and, if necessary, to develop a plan.

The OCC on December 20, 1992: (1) developed and prescribed regulations which require that all assets and liabilities, including contingent assets and liabilities, of the Bank be reported in, or otherwise taken into account in the preparation of, any balance sheet, financial statement, report of condition, or other report prepared by the Bank required to be filed with any federal bank regulatory agency; and (2) developed jointly with the other federal bank regulatory agencies a method for the Bank to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practical, in any balance sheet, financial statement, report of condition or other report prepared by the Bank required to be filed with any federal bank regulatory agency.

Within the overall FDICIA is a separate subtitle called the "Bank Enterprise Act of 1991". The thrust of this Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "lifeline accounts". The FDIC assessment rate shall be reduced for all lifeline depository accounts. This Act establishes ten (10) factors which are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees.

FDICIA also contains the Truth in Savings Act ("Regulation DD"). The purpose of this Act is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by the Bank and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of the banks with regard to deposit accounts and products. This Act requires the Bank to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account:

     (a)  the annual percentage yield earned;

     (b)  the amount of interest earned;

     (c)  the amount of any fees or charges imposed; and

     (d) the number of days in the reporting period. This Act allows for civil lawsuits to be initiated by customers if the Bank violates any provision or regulation under this Act.

The Registrant and the Bank are not aware of, as of the filing date of this annual report, whether FDICIA and any rules and regulations promulgated thereunder, would cause any materially adverse effect upon the financial condition and income of the Registrant and the Bank.

The earnings of Philson are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

The primary supervisory authority that regularly examines the Bank is the OCC. The OCC has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches may be established only after approval by the OCC. The OCC is required to grant approval only if it finds that there is a need for banking services or facilities such as are contemplated by the proposed branch. The OCC may disapprove the application if the bank does not have the capital and surplus deemed necessary by the OCC, or if the application relates to the establishment of a branch in a county contiguous to the county in which the applicant's principal place of business is located, and another banking institution that has its principal place of business in the county in which the proposed branch would be located, has in good faith, notified the OCC of its intention to establish a branch in the same municipal location in which the proposed branch would be located.

The Riegle-Neal Interstate Banking and Branch Efficiency Act of
1994 ("Riegle-Neal") provides for interstate mergers and acquisitions of banks by bank holding companies beginning on September 29,

1995 and interstate mergers among federally insured depository institutions beginning June 1, 1997. Riegle-Neal does not authorize interstate branch acquisitions, if not permitted by state law. States may opt-in or opt-out until June 1, 1997. States also may opt-in to de novo interstate branching or allow acquisitions of individual branches. By legislation effective July 6, 1995, Pennsylvania Banks are authorized to participate fully in interstate banking and branching. A bank holding company may control one or more Pennsylvania banks and with consent of the Department of Banking; foreign bank holding companies may acquire control of a bank in Pennsylvania. In addition, banks may establish branches in Pennsylvania if their home state would permit Pennsylvania banks or a national bank headquartered in Pennsylvania to establish a branch in that state. Finally, Pennsylvania banks may establish branches in other states subject to the approval of the Department of Banking with respect to state banks but no such approval is required for national banks.

A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to influence the management of policies of the bank or bank holding company or to vote twenty-five percent (25%) or more of any class of voting securities of the bank holding company.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of 1987 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

Under the Community Reinvestment Act of 1977 ("CRA"), the OCC is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community, including low and moderate neighborhoods, which they serve and to take this record into account in its evaluation of any application made by any such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or an acquisition of bank shares. FIRREA amended the CRA to require, among other things, that the OCC make publicly available an evaluation of the Bank's record of meeting the credit needs of its entire community including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating ("outstanding", "satisfactory", "needs to improve", or "substantial noncompliance") and a statement describing the basis for the rating. The most recent rating for the Bank is "outstanding".

FIRREA changed the capital requirements applicable to national banks. The OCC has issued risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.00% (of which at least one-half must be in the form of Tier I capital since December 31,
1994). Assets will be assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital ratios will represent equity and, to the extent permitted, non-equity capital as a percentage of total risk-weighted assets. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the guidelines and projected composition of Philson's assets, it is not expected that such risk-based capital guidelines will have a material effect on the Bank's business and capital plans.

As of December 31, 1996, Philson's total risk-based capital ratio was 20.34% of which 19.07% was Tier I capital in the form of common stockholders' equity. This percentage exceeds the minimum capital ratio required under the risk-based capital guidelines. For further discussion, see the "Notes to Consolidated Financial Statements" of the 1996 Annual Report, (Exhibit 13.b, page 16), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report, (Exhibit 13.c, page 30), incorporated herein by reference.

Furthermore, FDICIA mandates the federal banking regulatory agencies to revise their respective risk-based capital standards for banks and thrifts to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk and the risks of nontraditional activities.

Philson nor the Bank are dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of which would have a materially adverse effect on the financial condition of Philson or the Bank.

Philson faces strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as Mellon Bank Corporation, PNC Financial Corporation, BT Financial, First Commonwealth Financial Corporation, and National City Bank, which are substantially larger and have greater financial resources than Philson.

As the financial services industry continues to expand, the scope of potential competition affecting the subsidiaries will also increase. For most of the services that the subsidiaries perform, there is also competition from credit unions and issuers of commercial paper and money market funds. Such institutions, as well as brokerage houses, consumer finance companies, factors, insurance companies, and pension trusts, are important competitors for various types of financial services. In addition, personal and corporate trust investment counseling services are offered by insurance companies and other firms and individuals.

As of December 31, 1996, Philson had 105 full-time employees and 127 total employees. Philson has never experienced a work stoppage and Philson believes that relations with its employees are good. None of Philson's employees are covered by collective bargaining agreements.


ITEM 2.  PROPERTIES

Philson has nine branch offices located in Somerset and Fayette
Counties, Pennsylvania. All property owned or leased by Philson, including premises and equipment, is adequately insured with coverage reviewed annually.

The main office of Philson is located at 534 Main Street, Berlin, Pennsylvania 15530. At December 31, 1996, Philson leased one of its branch facilities and paid approximately $1,919 a month for this office. All other branch offices are owned by Philson including its main office which is used as its principal executive office. Philson believes that the facilities are in good condition and are sufficient for its existing activities and potential growth.

Philson, through its Bank subsidiary, does grant real estate mortgages. For further detail on the types of mortgages, see the "Notes to Consolidated Financial Statements" of the 1996 Annual Report, (Exhibit 13.b, pages 11 and 12), incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Philson's security holders during the fourth quarter of the fiscal year ended
December 31, 1996.

PART II
=======
ITEM 5.  MARKET FOR PHILSON'S COMMON STOCK AND DIVIDENDS

The required information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report, (Exhibit 13.c, page 30), incorporated herein by reference.

At December 31, 1996, Philson had approximately 621 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

The required information is contained in the "Financial
Highlights" of the 1996 Annual Report, (Exhibit 13.a, listed on page 1), incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

The required information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1996 Annual Report, (Exhibit 13.c, pages 21 - 30), incorporated herein by reference.

Capital Resources
-----------------
The required information is contained in the 1996 Annual Report under the sections captioned "Financial Highlights", (Exhibit 13.a, listed on page 1), "Notes to Consolidated Financial Statements", (Exhibit 13.b, page 16), and "Management's Discussion and Analysis of Financial Condition and Results of Operations", (Exhibit 13.c, page 30), incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Philson's Consolidated Financial Statements and notes thereto are contained in the 1996 Annual Report, (Exhibit 13.b, pages 4 -
19), incorporated herein by reference.

Philson does not meet both of the tests under Item 302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
========
ITEM 11. EXECUTIVE COMPENSATION

The required information is contained in Philson's Proxy
Statement for the 1997 Annual Meeting of Stockholders, incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The required information is contained in Philson's Proxy
Statement for the 1997 Annual Meeting of Stockholders, incorporated herein by reference.

Section 16(a) of the Exchange Act requires Philson's officers, directors and persons owning more than 10% of Philson's
Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and such shareholders are required by regulation to furnish Philson with copies of all Section 16(a) forms they file. Except as stated in "Principal Holders of Stock" of Philson's Proxy Statement for the 1997 Annual Meeting of Stockholders, Philson knows of no person who owned 10% or more of its Common Stock.

Based upon review of copies of the forms furnished to Philson, Philson believes that during 1996 all Section 16(a) filing requirements were complied within a timely manner, except Gregory A. Croner who filed a later report on Form 4 with respect to shares in his father's estate.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions, proposed or consummated, between Philson and the Bank with any director or executive officer, or any associate of the foregoing persons. Philson and the Bank have had and intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers. The required information is contained in the "Notes to Consolidated Financial Statements" of the 1996 Annual Report, (Exhibit 13.b, page 12), incorporated herein by reference.


PART IV
=======
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(A)1. The Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1996.

(A)2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)3.    Exhibits.

Exhibit Number Referred to
Item 601 of Regulation S-K          Description of Exhibit
---------------------------   -----------------------------------
          2                   None.

          3(i)                Articles of Incorporation filed on
                              October 2, 1990, at Exhibit 3(i) to
                              Form S-4 (No. 33-35933), and hereby
                              incorporated by reference.

          3(ii) By-laws of the Registrant filed on October 2, 1990, at Exhibit 3(ii) to Form S-4 (No. 33-35933), and
                              hereby incorporated by reference.

          4                   None.

          9                   None.

         10                   None.

         11                   None.

         12                   None.

         13                   Excerpts from the Annual Report to
                              Shareholders for Fiscal Year Ended
                              December 31, 1996.

         13.a                 "Financial Highlights", listed on
                              page 1 of the 1996 Annual Report to
                              Shareholders.

         13.b                 "Consolidated Financial Statements
                              and Notes thereto", pages 4 - 19
                              of the 1996 Annual Report to
                              Shareholders.

         13.c "Management's Discussion and Analysis of Financial Condition and Results of Operations", pages 21 - 30 of the 1996 Annual Report to Shareholders.

         16                   None.

         18                   None.

         19                   None.

Exhibit Number Referred to
Item 601 of Regulation S-K          Description of Exhibit
---------------------------   -----------------------------------
         22                   List of Subsidiaries


                                 Name      State of Incorporation
                              -----------  ----------------------
                              First Philson
                              Bank, N.A.    Pennsylvania

         23                   Report of Independent Auditors.

         24                   None.

         27                   Financial Data Schedule.


REPORTS ON FORM 8-K. - None

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PHILSON FINANCIAL CORPORATION
-----------------------------------
        (Registrant)




By: /s/ George W. Hay           By: /s/ Theodore Deskevich
    --------------------------      --------------------------
    George W. Hay,                  Theodore Deskevich,
    President and Chief             Executive Vice President
    Executive Officer               and C.F.O.

Date:  March 18, 1997           Date:  March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Gregory A. Croner       By: /s/ Lewis W. Berkley
    --------------------------      --------------------------
    Gregory A. Croner,              Lewis W. Berkley,
    Chairman of the Board           Vice Chairman of the Board

Date:  March 18, 1997           Date:  March 18, 1997



By: /s/ Richard P. Bulow        By: /s/ Tommy R. Croner
    --------------------------      --------------------------
    Richard P. Bulow, Director      Tommy R. Croner, Director

Date:   March 18, 1997          Date:   March 18, 1997



By: /s/ Theodore Deskevich      By: /s/ George W. Hay
    --------------------------      --------------------------
    Theodore Deskevich, Director    George W. Hay, Director

Date:   March 18, 1997          Date:   March 18, 1997

By: /s/ Gary W. Sterner         By: /s/ Earl K. Wahl
    --------------------------      --------------------------
    Gary W. Sterner, Director       Earl K. Wahl, Director

Date:   March 18, 1997          Date:   March 18, 1997



By: /s/ H. Dean White           By: /s/ George R. Shafer
    --------------------------      --------------------------
    H. Dean White, Director         George R. Shafer, Director

Date:   March 18, 1997          Date:   March 18, 1997



By: /s/ James E. Croner
    --------------------------
    James E. Croner, Director

Date:   March 18, 1997