Form 10-Q
period 1997-03-31
FIRST PHILSON FINANCIAL CORP
filed 1997-05-15
CIK 779784

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)
[X]Quarterly Report  Pursuant to Section 13  or 15 (d)  of the
   Securities Exchange Act of 1934

   For the quarterly period ended         March 31, 1997
                                  --------------------------------

                                or

[ ]Transition Report Pursuant to Section 13 or 15 (d) of the
   Securities Exchange Act of 1934

   For the transition period from                to
                                  --------------    --------------

   Commission file number                 000-20163
                          ----------------------------------------

                  FIRST PHILSON FINANCIAL CORPORATION
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           DELAWARE                         25-1511866
-------------------------------  ---------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
 incorporation or organization)   No.)

 534 Main Street, Berlin, PA                  15530
-------------------------------  ---------------------------------
(Address of principal executive             (Zip code)
 offices)

(Registrant's telephone number, including area code)(814) 267-4666
                                                    ---------------

                         Not Applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes   X    No
                                                  ------    ------

As of May 2, 1997, there were 435,600 shares outstanding of the issuer's common stock.

                First Philson Financial Corporation
              INDEX TO QUARTERLY REPORT ON FORM 10-Q




                                                            Page
                                                           ------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

          Consolidated Balance Sheet (Unaudited) as of March 31,
          1997 and December 31, 1996                            3

          Consolidated Statement of Income (Unaudited) for the
          Three Months Ended March 31, 1997 and 1996            4

          Consolidated Statement of Cash Flows (Unaudited) for
          the Three Months Ended March 31, 1997 and 1996        5

          Notes to Consolidated Financial Statements
          (Unaudited)                                          6-7


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 8-12


 PART II - OTHER INFORMATION                                   13

   Item 1. Legal Proceedings

        2. Changes in Securities

        3. Defaults Upon Senior Securities

        4. Submission of Matters to a Vote of Security Holders

        5. Other Information

        6. Exhibits and Reports on Form 8-K



Signatures                                                     14



              First Philson Financial Corporation
             CONSOLIDATED BALANCE SHEET (Unaudited)
                     (Dollars in thousands)

                                          March 31, December 31,
                                            1997        1996
                                          ---------  ---------
ASSETS
Cash and due from banks                   $  7,338   $  8,916
Federal funds sold                          11,000      6,500
Investment securities available for sale     2,722        579
Investment securities held to maturity
    (market values of $74,180 and $78,750)  74,658     78,702
Total loans                                100,976    100,654
Less allowance for loan losses               2,908      3,017
                                          ---------  ---------
        Net loans                           98,068     97,637

Premises and equipment, net                  2,371      2,393
Accrued interest receivable                  1,914      1,707
Other assets                                 1,367      1,231
                                          ---------  ---------
       TOTAL ASSETS                       $199,438   $197,665
                                          =========  =========

LIABILITIES
Deposits:
    Noninterest-bearing demand            $ 20,565   $ 20,567
    Interest-bearing demand                 25,282     25,094
    Savings                                 35,746     35,614
    Money market                            12,521     12,193
    Time                                    79,944     80,012
                                          ---------  ---------
       Total deposits                      174,058    173,480

Securities sold under agreements to
    repurchase                               1,251      1,168
U. S. Treasury demand notes                  1,179        845
Accrued interest payable                       560        552
Other liabilities                              670        421
                                          ---------  ---------
       TOTAL LIABILITIES                   177,718    176,466
                                          ---------  ---------
STOCKHOLDERS' EQUITY
Common stock ($10 par value, 500,000
    shares authorized, 435,600 shares
    issued and outstanding)                  4,356      4,356
Capital surplus                             11,644      2,354
Retained earnings                            5,715     14,470
Net unrealized gain on securities                5         19
                                          ---------  ---------
       TOTAL STOCKHOLDERS' EQUITY           21,720     21,199
                                          ---------  ---------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                            $199,438   $197,665
                                          =========  =========


See accompanying notes to the consolidated financial statements.


              First Philson Financial Corporation
          CONSOLIDATED STATEMENT OF INCOME (Unaudited)
        (Dollars in thousands, except per share amounts)


                                      Three Months Ended March 31,
                                           1997           1996
                                       ------------   ------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans           $    2,262      $    2,159
  Interest on federal funds sold              120              90
  Investment securities:
        Taxable interest                      982           1,104
        Tax exempt interest                   172             161
                                      ------------    ------------
           Total interest and
            dividend income                 3,536           3,514
                                      ------------    ------------

INTEREST EXPENSE
  Interest on deposits                      1,401           1,473
  Interest on borrowed funds                   21              61
                                      ------------    ------------
           Total interest expense           1,422           1,534
                                      ------------    ------------

NET INTEREST INCOME                         2,114           1,980
Provision for loan losses                       -               -
                                      ------------    ------------
NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES            2,114           1,980
                                      ------------    ------------

OTHER INCOME
  Service charges on deposit
    accounts                                  130             115
  Other income                                 94              70
                                      ------------    ------------
       Total other income                     224             185
                                      ------------    ------------

OTHER EXPENSE
  Salaries and employee benefits              775             757
  Premises and equipment expense              199             278
  Other expense                               423             413
                                      ------------    ------------
       Total other expense                  1,397           1,448
                                      ------------    ------------

Income before income taxes                    941             717
Income tax expense                            253             184
                                      ------------    ------------

NET INCOME                             $      688      $      533
                                      ============    ============

EARNINGS PER SHARE                     $     1.58      $     1.22

CASH DIVIDENDS PER SHARE               $     0.35      $     0.30

WEIGHTED AVERAGE SHARES OUTSTANDING       435,600         435,600


See accompanying notes to the consolidated financial statements.


               First Philson Financial Corporation
        CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                     (Dollars in thousands)

                                     Three Months Ended March 31,
                                          1997           1996
                                      ------------   ------------
OPERATING ACTIVITIES
  Net Income                           $     688      $     533
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation, amortization
      and accretion, net                      52            117
     Increase in accrued interest
      receivable                            (207)          (209)
     Increase (decrease) in
      accrued interest payable                 8            (26)
     Other, net                              121            126
                                      ------------   ------------
        Net cash provided by
          operating activities               662            541
                                      ------------   ------------

INVESTING ACTIVITIES
  Proceeds from maturities and
     repayments of investment
     securities held to maturity           5,033          8,877
  Purchase of investment securities
     Held to maturity                       (979)        (9,583)
     Available for sale                   (2,166)             -
  Net increase in loans                     (426)          (966)
  Purchase of premises and equipment         (44)           (18)
                                      ------------   ------------
        Net cash provided by (used
         for) investing activities         1,418         (1,690)
                                      ------------   ------------

FINANCING ACTIVITIES
  Net increase (decrease) in
     deposits                                578         (1,181)
  Increase in securities sold under
     agreements to repurchase                 83            427
  Increase in U.S. Treasury demand
     notes                                   334            631
  Cash dividends paid                       (153)          (131)
                                      ------------   ------------
        Net cash provided by (used
         for) financing activities           842           (254)
                                      ------------   ------------

        Increase (decrease) in cash
         and cash equivalents              2,922         (1,403)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                     15,416         15,387
                                      ------------   ------------
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                        $  18,338      $  13,984
                                      ============   ============


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

Pending Accounting Pronouncement
--------------------------------
In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements is not expected to have a material impact on financial position or results of operations.

On March 3, 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 128, "Earnings Per
Share." Statement No. 128 will become effective for the Corporation beginning in 1998. This statement re-defines the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board
Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures.
Under Statement No. 128, basic EPS is to be computed based upon income availability to common shareholders and the weighted average number of common shares outstanding for the period.
Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Corporation will adopt Statement No. 128 on January 1, 1998 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Corporation's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                        Financial Condition

Total assets at March 31, 1997 increased by $1,773,000 from that reported at December 31,1996. Increases in federal funds sold of $4,500,000 and investment securities available for sale of $2,143,000, were funded primarily by the decreases in cash and due from banks of $1,578,000 and investment securities held to maturity of $4,044,000.

The increase in investment securities available for sale was the result of Management's decision to invest in available for sale securities in 1997 in order to enhance the liquidity within the investment portfolio. The decrease in investment securities held to maturity resulted from maturities and calls.

The increase in net loans of $431,000 resulted primarily from increases in mortgage loans of $619,000 offset by a decrease in installment loans of $202,000. As in 1996, the increase in mortgage loans continues to be in fixed rate residential and commercial real estate loans. The allowance for loan losses decreased $109,000 or 3.61% as charge offs exceeded recoveries for the first quarter of 1997. As of March 31, 1997, the allowance for loan losses represents 2.88% of the outstanding loan balances as compared to 3.00% for December 31, 1996. As in 1996 and 1995, Management continues to emphasize consumer and small business lending. This has permitted the Company to meet the needs of the communities for which it serves.

The increase in equity capital was attributed to net earnings of $688,000, less dividend payments totaling $153,000 and the change in net unrealized gains on available for sale securities of $14,000. During the first quarter of 1997, Management made a decision to transfer $9,290,000 from Retained Earnings to Capital surplus as permanent capital for the Company.


                       Results of Operations


   Comparison of Three Months Ended March 31, 1997 and 1996.

The Company's net income increased by $155,000 for the first quarter of 1997, as compared to net income for the first quarter of 1996. Effecting net income positively was an increase in interest income of $22,000 and a decrease in interest expense of $112,000 and other expense of $51,000. Negative effects to net income consisted of an increase in income taxes of $69,000.

Net interest income for the first quarter of 1997 increased $134,000 as compared to the first quarter of 1996 from an increase in interest income and a decrease in interest expense. The increase in interest income resulted primarily from increases in interest and fees on loans of $103,000 and interest on federal funds sold of $30,000, offset by a decrease in interest on investment securities of $111,000. The increase in interest and fees on loans from the first quarter of 1996 to the first quarter of 1997 is attributable to an increase in the average outstanding balance of mortgage loans, primarily in fixed rate residential mortgages, home equity, and commercial real estate loans. The increase in interest on federal funds sold is also due to an increase in the average outstanding balance. The decrease in interest on investment securities is due to a decrease in the average outstanding balance of investment securities. The decrease in interest expense resulted from the loss of a repurchase agreement customer during 1996 and a reduction in the cost of interest-bearing deposits.

Other expense decreased for the first quarter of 1997 as compared to that of 1996 primarily due to a decrease in premises and equipment expense. The decrease in premises and equipment expense resulted from repairs due to minor flood damage at our Confluence office during the first quarter of 1996 and the mainframe computer system being fully depreciated in April 1996.

The increase in income taxes for the first quarter of 1997 as compared to the first quarter of 1996 was due to an increase in pretax income of $224,000.  The effective tax rates were  26.89%
for 1997 and 25.66% for 1996.


                    Liquidity and Cash Flows

To ensure that the Bank can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of March 31, 1997 and December 31, 1996, (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.





                                          March 31,  December 31,
                                            1997        1996
                                         ----------  -----------
Cash and due from banks                  $   7,338   $    8,916
Federal funds sold                          11,000        6,500
Investment securities available for sale     2,722          579
Investment securities held to maturity,
   maturing in one year or less             19,935       18,512
                                         ----------  -----------
   Total                                    40,995       34,507
Less short-term borrowings                   2,430        2,013
                                         ----------  -----------
   Net liquidity position                $  38,565   $   32,494
   As a percent of total assets              19.34%       16.44%


                        Capital Resources


Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. The Company manages its capital to execute its strategic business plans and support its growth and investments. During the first quarter of 1997, the Company increased its capital base by $521,000 or 2.46%, primarily through retained earnings. For the first quarter of 1996, capital increased by $403,000 or 2.08%.

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

Tier 1 capital generally consists of stockholders' equity, non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries. Tier 2 capital includes the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term subordinated debt and other hybrid capital instruments. Total capital is reduced by such items as goodwill and other certain intangible assets. Additionally, Tier 2 capital cannot exceed 50% of the minimum capital requirements, which is 8% for 1997. Risk-weighted assets are derived by applying certain predetermined percentages, ranging from 0 to 100% to on-balance sheet assets and off-balance sheet items based upon their defined measure of credit risk.

The secured measure is the leverage capital ratio which evaluates capital adequacy based upon Tier 1 capital in relation to quarterly average assets, adjusted for the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage capital ratio for the highest rated institutions is 3%, with all other institutions expected to maintain higher ratios.

Furthermore, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Banking Regulators have set the minimum risk-based capital ratios for a well capitalized banking institution at 6% Tier 1 capital, 10% total capital and 5% leverage capital. The Company has exceeded all these capital ratios and expects to exceed these ratios in the future to continue to be classified as a well capitalized bank.

Management has calculated and monitored the following capital ratios in order to assess compliance with these regulatory guidelines for the Company at March 31, 1997 and December 31, 1996, (dollars in thousands):



                                  March 31, 1997      December 31, 1996
                                  ---------------     -----------------
                                  Amount   Ratio      Amount     Ratio
                                  ------   ------     ------     ------
Total Capital (to Weighted Assets)
Actual                            $23,128  20.73%     $22,588     20.34%
For Capital Adequacy Purposes       8,926   8.00        8,884      8.00

Tier 1 Capital Ratio (to Weighted
 Assets)
Actual                            $21,715  19.46%     $21,180     19.07%
For Capital Adequacy Purposes       4,463   4.00        4,442      4.00

Tier 1 Capital (to Average Assets)
Actual                            $21,715  10.97%     $21,180     10.58%
For Capital Adequacy Purposes       7,915   4.00        8,006      4.00



Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations other than what has been disclosed.


   SIGNIFICANT RATIOS          March 31, 1997   December 31, 1996
--------------------------    ---------------   -----------------
Return on Average Assets
 (Annualized)                          1.41%               1.20%

Return on Average Equity
 (Annualized)                          12.95%             11.76%

Dividend Payout Ratio                  22.24%             22.78%


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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that the Company did not have any loans that met the definition of a restructured loan as of March 31, 1997 and December 31, 1996.

The following table presents information concerning non-performing loans and assets at March 31, 1997 and December 31, 1996 (dollars in thousands):



                                        March 31,     December 31,
                                          1997            1996
                                      ------------    ------------
Loans on non-accrual status            $     674       $     676
Loans past due 90 days or more               140              23
                                      ------------    ------------
   Total non-performing loans                814             699
                                      ------------    ------------
Other real estate                              1               1
                                      ------------    ------------

   Total non-performing assets         $     815       $     700
                                      ============    ============

Non-performing loans as a percent of
 total loans                                0.81%           0.69%

Non-performing assets as a percent of
 total loans                                0.81%           0.70%

Non-performing assets as a percent of
 total assets                               0.41%           0.35%


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         None.

Item 2 - Changes in Securities
         None.

Item 3 - Defaults upon Senior Securities
         None.

Item 4 - Submission of Matters to a Vote of Security Holders

      (a)  Annual Meeting April 15, 1997

      (b) The following directors were elected at the annual meeting to serve for a three year term or until mandatory retirement age is reached:

           Lewis W. Berkley         Gary W. Sterner
           James E. Croner          Earl K. Wahl, Jr.

           The following directors' terms continued after the annual meeting:

           Richard P. Bulow         George W. Hay
           Gregory A. Croner        George R. Shafer
           Tommy R. Croner          H. Dean White
           Theodore Deskevich

           The results of the annual meeting were as follows:

                                FOR        AGAINST   WITHHELD
                              --------     -------   --------
           Lewis W. Berkley   334,341           48    101,211
           James E. Croner    326,318        8,071    101,211
           Gary W. Sterner    334,286          103    101,211
           Earl K. Wahl, Jr.  334,161          228    101,211

Item 5 - Other Information
         None.

Item 6 - Exhibits and Reports on Form 8-K
         No reports have been filed for 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FIRST PHILSON FINANCIAL CORPORATION
              -------------------------------------
                          (Registrant)



Date    May 13, 1997       By  /s/  George W. Hay
     -------------------      -------------------------
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