Form 10-Q
period 1997-06-30
FIRST PHILSON FINANCIAL CORP
filed 1997-08-08
CIK 779784

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q
(Mark One)
[X] Quarterly Report  Pursuant to Section 13  or 15 (d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended          June 30, 1997
                                   ------------------------------

                                or

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

     For the transition period from              to
                                   -------------   --------------
     Commission file number             000-20163
                            -------------------------------------
                 FIRST PHILSON FINANCIAL CORPORATION
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          DELAWARE                            25-1511866
-------------------------------   -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
 incorporation or organization)    No.)

534 Main Street, Berlin, PA                   15530
-------------------------------   -------------------------------
(Address of principal executive             (Zip code)
 offices)

(Registrant's telephone number, including area code)(814)267-4666
                                                    -------------
                          Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                         Yes   X    No
                                                  -----     ----

As of August 4, 1997, there were 435,600 shares outstanding of the issuer's common stock.

               First Philson Financial Corporation
              INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                            Page
                                                           ------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet (Unaudited) as of
    June 30, 1997 and December 31, 1996                       3

    Consolidated Statement of Income (Unaudited) for
    the Three Months and Six Months Ended June 30, 1997
    and 1996                                                  4

    Consolidated Statement of Cash Flows (Unaudited) for
    the Six Months Ended June 30, 1997 and 1996               5

    Notes to Consolidated Financial Statements (Unaudited)   6-7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations               8-13


PART II - OTHER INFORMATION                                   14

  Item 1.  Legal Proceedings

       2.  Changes in Securities

       3.  Defaults Upon Senior Securities

       4.  Submission of Matters to a Vote of Security Holders

       5.  Other Information

       6.  Exhibits and Reports on Form 8-K

Signatures                                                    15


                First Philson Financial Corporation
               CONSOLIDATED BALANCE SHEET (Unaudited)
                    (Dollars in thousands)


                                          June 30,   December 31,
                                            1997        1996
                                         ---------    ---------
ASSETS
Cash and due from banks                  $  9,352     $  8,916
Federal funds sold                         13,400        6,500
Investment securities available for sale    7,405          579
Investment securities held to maturity
  (market values of $70,123 and $78,750)   70,079       78,702
Total loans                               101,731      100,654
Less allowance for loan losses              2,638        3,017
                                         ---------    ---------
        Net loans                          99,093       97,637

Premises and equipment, net                 2,490        2,393
Accrued interest receivable                 1,730        1,707
Other assets                                1,457        1,231
                                         ---------    ---------
      TOTAL ASSETS                       $205,006     $197,665
                                         =========    =========

LIABILITIES
Deposits:
    Noninterest-bearing demand           $ 21,624     $ 20,567
    Interest-bearing demand                28,322       25,094
    Savings                                35,826       35,614
    Money market                           12,307       12,193
    Time                                   80,965       80,012
                                         ---------    ---------
      Total deposits                      179,044      173,480

Securities sold under agreements to
   repurchase                               1,110        1,168
U. S. Treasury demand notes                 1,625          845
Accrued interest payable                      547          552
Other liabilities                             363          421
                                         ---------    ---------
      TOTAL LIABILITIES                   182,689      176,466
                                         ---------    ---------

STOCKHOLDERS' EQUITY
Common stock ($10 par value, 500,000
    shares authorized, 435,600 shares
    issued and outstanding)                 4,356        4,356
Capital surplus                            11,644        2,354
Retained earnings                           6,252       14,470
Net unrealized gain on securities              65           19
                                         ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY           22,317       21,199
                                         ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                            $205,006     $197,665
                                         =========    =========


See accompanying notes to the consolidated financial statements.


               First Philson Financial Corporation
           CONSOLIDATED STATEMENT OF INCOME (Unaudited)
         (Dollars in thousands, except per share amounts)


                                     Three Months Ended June 30,
                                         1997            1996
                                     ------------    ------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans         $     2,291     $     2,099
  Interest on federal funds sold             178              83
  Investment securities:
        Taxable interest                     996           1,130
        Tax exempt interest                  155             159
                                     ------------    ------------
           Total interest and
            dividend income                3,620           3,471
                                     ------------    ------------

INTEREST EXPENSE
  Interest on deposits                     1,439           1,452
  Interest on borrowed funds                  26              40
                                     ------------    ------------
           Total interest expense          1,465           1,492
                                     ------------    ------------

NET INTEREST INCOME                        2,155           1,979
Provision for loan losses                      -               -
                                     ------------    ------------
NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES           2,155           1,979
                                     ------------    ------------
OTHER INCOME
  Service charges on deposit accounts        148             133
  Other income                                94             116
                                     ------------    ------------
       Total other income                    242             249
                                     ------------    ------------

OTHER EXPENSE
  Salaries and employee benefits             794             771
  Premises and equipment expense             205             182
  Other expense                              446             438
                                     ------------    ------------
       Total other expense                 1,445           1,391
                                     ------------    ------------

Income before income taxes                   952             837
Income tax expense                           263             223
                                     ------------    ------------
NET INCOME                           $       689     $       614
                                     ============    ============

EARNINGS PER SHARE                   $      1.58     $      1.41

CASH DIVIDENDS PER SHARE             $      0.35     $      0.30

WEIGHTED AVERAGE SHARES OUTSTANDING      435,600         435,600


                                      Six Months Ended June 30,
                                         1997            1996
                                     ------------    ------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans         $     4,553     $     4,258
  Interest on federal funds sold             298             173
  Investment securities:
        Taxable interest                   1,978           2,234
        Tax exempt interest                  327             320
                                     ------------    ------------
           Total interest and
            dividend income                7,156           6,985
                                     ------------    ------------

INTEREST EXPENSE
  Interest on deposits                     2,840           2,925
  Interest on borrowed funds                  47             101
                                     ------------    ------------
           Total interest expense          2,887           3,026
                                     ------------    ------------

NET INTEREST INCOME                        4,269           3,959
Provision for loan losses                      -               -
                                     ------------    ------------
NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES           4,269           3,959
                                     ------------    ------------

OTHER INCOME
  Service charges on deposit accounts        278             248
  Other income                               188             186
                                     ------------    ------------
       Total other income                    466             434
                                     ------------    ------------

OTHER EXPENSE
  Salaries and employee benefits           1,569           1,528
  Premises and equipment expense             404             460
  Other expense                              869             851
                                     ------------    ------------
       Total other expense                 2,842           2,839
                                     ------------    ------------

Income before income taxes                 1,893           1,554
Income tax expense                           516             407
                                     ------------    ------------
NET INCOME                           $     1,377     $     1,147
                                     ============    ============

EARNINGS PER SHARE                   $      3.16     $      2.63

CASH DIVIDENDS PER SHARE             $      0.70     $      0.60

WEIGHTED AVERAGE SHARES OUTSTANDING      435,600         435,600


See accompanying notes to the consolidated financial statements.


                 First Philson Financial Corporation
         CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                      (Dollars in thousands)


                                       Six Months Ended June 30,
                                         1997            1996
                                     ------------    ------------
OPERATING ACTIVITIES
  Net Income                         $     1,377     $     1,147
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation, amortization
      and accretion, net                     108             184
     Decrease (increase) in accrued
      interest receivable                    (23)             94
     Decrease in accrued interest
      payable                                 (5)            (46)
     Other, net                             (308)            (96)
                                     ------------    ------------
       Net cash provided by
         operating activities              1,149           1,283
                                     ------------    ------------

INVESTING ACTIVITIES
  Proceeds from maturities and
     repayments of investment
     securities held to maturity          11,621          18,457
  Purchase of investment securities
     Held to maturity                     (2,973)        (14,805)
     Available for sale                   (6,754)           (451)
  Net increase in loans                   (1,453)         (3,054)
  Purchase of premises and equipment        (235)            (69)
  Proceeds from sales of other real
     estate owned                              -              62
                                     ------------    ------------
       Net cash provided by
         investing activities                206             140
                                     ------------    ------------
FINANCING ACTIVITIES
  Net increase in deposits                 5,564           5,681
  Decrease in securities sold under
    agreements to repurchase                 (58)         (6,585)
  Increase in U.S. Treasury demand
    notes                                    780           1,059
  Cash dividends paid                       (305)           (262)
                                     ------------    ------------
       Net cash provided by (used
         for) financing activities         5,981            (107)
                                     ------------    ------------
       Increase in cash and cash
         equivalents                       7,336           1,316

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                     15,416          15,387
                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                      $    22,752     $    16,703
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

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Company beginning in December 1997. This statement re-defines the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income availability to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 as of December 31, 1997 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Statement No. 130 will become effective for the Company beginning in December 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. The Company will adopt Statement No. 130 as of December 31, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                       Financial Condition

Total assets at June 30, 1997 increased by $7,341,000 from that reported at December 31, 1996. Increases in federal funds sold of $6,900,000 and investment securities available for sale of $6,826,000, were funded primarily by a decrease in investment securities held to maturity of $8,623,000 and an increase in total deposits of $5,564,000.

The increase in investment securities available for sale was the result of Management's decision to invest in available for sale securities in 1997 in order to enhance the liquidity within the investment portfolio. The decrease in investment securities held to maturity resulted from maturities and calls.

The increase in net loans of $1,456,000 resulted primarily from an increase in mortgage loans, primarily fixed rate residential and commercial real estate loans. The allowance for loan losses decreased $379,000 or 12.56% as charge offs exceeded recoveries for the first six months of 1997. As of June 30, 1997, the allowance for loan losses represents 2.59% of the outstanding loan balances as compared to 3.00% for December 31, 1996. As in 1996 and 1995, Management continues to emphasize consumer and small business lending. This has permitted the Company to meet the needs of the communities for which it serves.

The increase in equity capital was attributed to net earnings of $1,377,000 and the change in net unrealized gains on available for sale securities of $46,000, less dividend payments totaling $305,000. During the first quarter of 1997, Management made a decision to transfer $9,290,000 from Retained Earnings to Capital surplus as permanent capital for the Company.

Strategic planning is a vital activity of the Board of Directors and Management. An integral part of this planning is constant monitoring of the market area for ways to improve the Company's service to the market area. Utilizing an in-depth study of the market demographics, the Board of Directors endorsed a plan to form a consumer discount company. On May 19, 1997, Flex Financial Consumer Discount Company ("Flex Financial") was incorporated. Flex Financial will be operated as a solely owned subsidiary of the Company. On July 16, 1997, the applications for a consumer discount company license and a secondary mortgage license were filed with the Pennsylvania Department of Banking. The Department of Banking has up to 90 days to review the applications and either approve or disapprove the same. Approval was granted as of July 30, 1997 for Flex Financial to conduct business and the appropriate licenses were received.

                      Results of Operations

     Comparison of Six Months Ended June 30, 1997 and 1996.

The Company's net income increased by $230,000 for the first six months of 1997, as compared to net income for the first six months of 1996. Effecting net income positively was an increase in interest and dividend income of $171,000 and a decrease in interest expense of $139,000. Negative effects to net income consisted of an increase in income taxes of $109,000.

Net interest income for 1997 increased $310,000 from 1996 due to an increase in interest and dividend income and a decrease in interest expense. The increase in interest and dividend income resulted primarily from increases in interest and fees on loans of $295,000 and interest on federal funds sold of $125,000, offset by a decrease in interest on investment securities of $249,000. The increase in interest and fees on loans is attributable to an increase in the average outstanding balance of mortgage loans, primarily fixed rate residential and commercial real estate loans. The increase in interest on federal funds sold is also due to an increase in the average outstanding balance. The decrease in interest on investment securities is due to a decrease in the average outstanding balance. The decrease in interest expense resulted from a reduction in repurchase agreements and the cost of interest-bearing deposits.

Other expense increased $3,000 for 1997 from 1996, primarily as the result of an increase in salaries and employee benefits of $41,000, offset by a decrease in premises and equipment expense of $56,000. The increase in salaries and employee benefits is due to annual employee increases. The decrease in premises and equipment expense in 1997 was the result of repairs and maintenance at several offices during 1996.

The increase in income taxes was due to an increase in pretax income of $339,000. The effective tax rates were 27.26% for 1997 and 26.19% for 1996.


                       Results of Operations

    Comparison of Three Months Ended June 30, 1997 and 1996.

The Company's net income increased by $75,000 for the second quarter of 1997, as compared to net income for the second quarter of 1996. Effecting net income positively was an increase in interest and dividend income of $149,000 and a decrease in interest expense of $27,000. Negative effects to net income consisted of increases in other expense of $54,000 and income taxes of $40,000.

Net interest income for the second quarter of 1997 increased $176,000 as compared to the second quarter of 1996 from an increase in interest and dividend income and a decrease in interest expense. The increase in interest and dividend income resulted primarily from increases in interest and fees on loans of $192,000 and interest on federal funds sold of $95,000, offset by a decrease in interest on investment securities of $138,000. The increase in interest and fees on loans from the second quarter of 1996 to the second quarter of 1997 is attributable to an increase in the average outstanding balance of mortgage loans, primarily fixed rate residential and commercial real estate loans. The increase in interest on federal funds sold is due to increases in both the average outstanding balance and net yield. The decrease in interest on investment securities is due to a decline in the average outstanding balance. The decrease in interest expense resulted from a reduction in repurchase agreements and the cost of interest-bearing demand and savings deposits.

Other expense increased for the second quarter of 1997 as compared to that of 1996 primarily due to increases in salaries and employee benefits and premises and equipment expense. The increase in salaries and employee benefits is due to annual employee increases. The increase in premises and equipment expense resulted from an insurance reimbursement for repairs due to minor flood damage at our Confluence office during the second quarter of 1996.

The increase in income taxes for the second quarter of 1997 as compared to the second quarter of 1996 was due to an increase in pretax income of $115,000.  The effective tax rates were  27.63%
for 1997 and 26.64% for 1996.



                     Liquidity and Cash Flows

To ensure that the Bank can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of June 30, 1997 and December 31, 1996, (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.


                                          June 30,   December 31,
                                            1997         1996
                                        -----------  ------------
Cash and due from banks                 $    9,352   $     8,916
Federal funds sold                          13,400         6,500
Investment securities available for sale     7,405           579
Investment securities held to maturity,
   maturing in one year or less             20,831        18,512
                                        -----------  ------------
   Total                                    50,988        34,507
Less short-term borrowings                   2,735         2,013
                                        -----------  ------------

   Net liquidity position               $   48,253   $    32,494

   As a percent of total assets              23.54%        16.44%


                         Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. The Company manages its capital to execute its strategic business plans and support its growth and investments. During the first six months of 1997, the Company increased its capital base by $1,118,000 or 5.27%, primarily through retained earnings. For the first six months of 1996, capital increased by $887,000 or 4.59%.

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

Management has calculated and monitored the following capital ratios in order to assess compliance with these regulatory guidelines for the Company at June 30, 1997 and December 31, 1996, (dollars in thousands):

                                June 30, 1997   December 31, 1996
                               ---------------  -----------------
                                Amount  Ratio    Amount     Ratio
                               -------- ------  --------   ------
Total Capital (to Weighted
  Assets)
Actual                         $23,701  20.65%  $22,588    20.34%
For Capital Adequacy Purposes    9,181   8.00     8,884     8.00

Tier 1 Capital Ratio (to
  Weighted Assets)
Actual                         $22,252  19.39%  $21,180    19.07%
For Capital Adequacy Purposes    4,590   4.00     4,442     4.00

Tier 1 Capital (to Average
  Assets)
Actual                         $22,252  11.00%  $21,180    10.58%
For Capital Adequacy Purposes    8,090   4.00     8,006     4.00


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations other than what has been disclosed.


   SIGNIFICANT RATIOS           June 30, 1997     December 31, 1996
--------------------------     ---------------    -----------------
Return on Average Assets
 (Annualized)                          1.39%               1.20%

Return on Average Equity
 (Annualized)                         12.73%              11.76%

Dividend Payout Ratio                 22.15%              22.78%



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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that the Company did not have any loans that met the definition of a restructured loan as of June 30, 1997 and December 31, 1996.

The following table presents information concerning non-performing loans and assets at June 30, 1997 and December 31, 1996 (dollars in thousands):


                                        June 30,     December 31,
                                          1997           1996
                                      ------------   ------------
Loans on non-accrual status           $       401    $       676
Loans past due 90 days or more                371             23
                                      ------------   ------------
   Total non-performing loans                 772            699
                                      ------------   ------------

Other real estate                               1              1
                                      ------------   ------------

   Total non-performing assets        $       773    $       700
                                      ============   ============

Non-performing loans as a percent of
 total loans                                 0.76%          0.69%

Non-performing assets as a percent of
 total loans                                 0.76%          0.70%

Non-performing assets as a percent of
 total assets                                0.38%          0.35%


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




Date      August 8, 1997          By /s/ George W. Hay
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