Form 10-Q
period 1997-09-30
FIRST PHILSON FINANCIAL CORP
filed 1997-11-12
CIK 779784

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended     September 30, 1997
                                    ----------------------------

                               or

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------
     Commission file number                  000-20163
                            ------------------------------------

                 FIRST PHILSON FINANCIAL CORPORATION
----------------------------------------------------------------
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

(Registrant's telephone number,including area code)(814)267-4666
                                                   -------------

                         Not Applicable
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                        Yes   X    No
                                                 -----     -----

As of November 7, 1997, there were 1,742,400 shares outstanding of the issuer's common stock.

               First Philson Financial Corporation
              INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                           Page
                                                          ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Balance Sheet (Unaudited) as of
       September 30, 1997 and December 31, 1996              3

       Consolidated Statement of Income (Unaudited)
       for the Three Months and Nine Months Ended
       September 30, 1997 and 1996                           4

       Consolidated Statement of Cash Flows (Unaudited)
       for the Nine Months Ended September 30, 1997 and
       1996                                                  5

       Notes to Consolidated Financial Statements
       (Unaudited)                                          6-8


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    9-14


 PART II - OTHER INFORMATION                                 15

     Item 1.  Legal Proceedings

          2.  Changes in Securities

          3.  Defaults Upon Senior Securities

          4.  Submission of Matters to a Vote of Security Holders

          5.  Other Information

          6.  Exhibits and Reports on Form 8-K

Signatures                                                   16


                First Philson Financial Corporation
               CONSOLIDATED BALANCE SHEET (Unaudited)
                      (Dollars in thousands)


                                    September 30,    December 31,
                                        1997             1996
                                    -------------    ------------
ASSETS
Cash and due from banks             $      7,506     $     8,916
Interest-bearing deposits in
  other banks                                510               -
Federal funds sold                         9,800           6,500
Investment securities available
  for sale                                12,596             579
Investment securities held to
  maturity (market values of
  $65,015 and $78,750)                    64,709          78,702
Total loans                              105,508         100,654
Less allowance for loan losses             2,586           3,017
                                    -------------    ------------
        Net loans                        102,922          97,637

Premises and equipment, net                2,749           2,393
Accrued interest receivable                1,904           1,707
Other assets                               1,233           1,231
                                    -------------    ------------
       TOTAL ASSETS                 $    203,929     $   197,665
                                    =============    ============

LIABILITIES
Deposits:
      Noninterest-bearing demand    $     22,678     $    20,567
      Interest-bearing demand             26,884          25,094
      Savings                             35,416          35,614
      Money market                        12,236          12,193
      Time                                80,001          80,012
                                    -------------    ------------
        Total deposits                   177,215         173,480

Securities sold under agreements
  to repurchase                              876           1,168
U. S. Treasury demand notes                1,821             845
Accrued interest payable                     587             552
Other liabilities                            462             421
                                    -------------    ------------
       TOTAL LIABILITIES                 180,961         176,466
                                    -------------    ------------

STOCKHOLDERS' EQUITY
Common stock ($2.50 par value,
  10,000,000 shares authorized,
  1,742,400 shares issued and
  outstanding)                             4,356           4,356
Capital surplus                           11,644           2,354
Retained earnings                          6,822          14,470
Net unrealized gain on securities            146              19
                                    -------------    ------------
       TOTAL STOCKHOLDERS' EQUITY         22,968          21,199
                                    -------------    ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $    203,929     $   197,665
                                    =============    ============


See accompanying notes to the consolidated financial statements.


                First Philson Financial Corporation
            CONSOLIDATED STATEMENT OF INCOME (Unaudited)
          (Dollars in thousands, except per share amounts)


                                 Three Months Ended September 30,
                                      1997              1996
                                 --------------    --------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans     $       2,365     $       2,182
  Interest-bearing deposits in
    other banks                              7                 -
  Interest on federal funds sold           136                92
  Investment securities:
        Taxable interest                 1,020             1,073
        Tax exempt interest                156               167
                                 --------------    --------------
           Total interest and
            dividend income              3,684             3,514
                                 --------------    --------------

INTEREST EXPENSE
  Interest on deposits                   1,452             1,462
  Interest on borrowed funds                22                13
                                 --------------    --------------
           Total interest expense        1,474             1,475
                                 --------------    --------------

NET INTEREST INCOME                      2,210             2,039
Provision for loan losses                    -                 -
                                 --------------    --------------

NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES         2,210             2,039
                                 --------------    --------------

OTHER INCOME
  Service charges on deposit
    accounts                               163               148
  Other income                             109               108
                                 --------------    --------------
       Total other income                  272               256
                                 --------------    --------------

OTHER EXPENSE
  Salaries and employee benefits           786               758
  Premises and equipment expense           217               266
  Other expense                            476               471
                                 --------------    --------------
       Total other expense               1,479             1,495
                                 --------------    --------------

Income before income taxes               1,003               800
Income tax expense                         281               207
                                 --------------    --------------

NET INCOME                       $         722     $         593
                                 ==============    ==============

EARNINGS PER SHARE               $        0.41     $        0.34

CASH DIVIDENDS PER SHARE         $        0.09     $        0.08

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        1,742,400         1,742,400



                                  Nine Months Ended September 30,
                                      1997              1996
                                 --------------    --------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans     $       6,918     $       6,440
  Interest-bearing deposits in
    other banks                              7                 -
  Interest on federal funds sold           434               265
  Investment securities:
        Taxable interest                 2,998             3,307
        Tax exempt interest                483               487
                                 --------------    --------------
           Total interest and
            dividend income             10,840            10,499
                                 --------------    --------------

INTEREST EXPENSE
  Interest on deposits                   4,292             4,387
  Interest on borrowed funds                69               114
                                 --------------    --------------
           Total interest expense        4,361             4,501
                                 --------------    --------------

NET INTEREST INCOME                      6,479             5,998
Provision for loan losses                    -                 -
                                 --------------    --------------

NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES         6,479             5,998
                                 --------------    --------------

OTHER INCOME
  Service charges on deposit
    accounts                               441               396
  Other income                             297               294
                                 --------------    --------------
       Total other income                  738               690
                                 --------------    --------------

OTHER EXPENSE
  Salaries and employee benefits         2,355             2,286
  Premises and equipment expense           621               726
  Other expense                          1,345             1,322
                                 --------------    --------------
       Total other expense               4,321             4,334
                                 --------------    --------------

Income before income taxes               2,896             2,354
Income tax expense                         797               614
                                 --------------    --------------

NET INCOME                       $       2,099     $       1,740
                                 ==============    ==============

EARNINGS PER SHARE               $        1.20     $        1.00

CASH DIVIDENDS PER SHARE         $        0.26     $        0.23

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        1,742,400         1,742,400


See accompanying notes to the consolidated financial statements.


                First Philson Financial Corporation
          CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                       (Dollars in thousands)

                                  Nine Months Ended September 30,
                                      1997              1996
                                  -------------    --------------
OPERATING ACTIVITIES
  Net Income                      $      2,099     $       1,740
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation, amortization
     and accretion, net                    157               246
    Increase in accrued interest
     receivable                           (197)              (41)
    Increase(decrease)in accrued
     interest payable                       35               (29)
    Other, net                             (25)              (78)
                                  -------------    --------------
      Net cash provided by
        operating activities             2,069             1,838
                                  -------------    --------------

INVESTING ACTIVITIES
  Net increase in interest-bearing
    deposits in other banks               (510)                -
  Proceeds from maturities and
    repayments of investment
    securities held to maturity         18,014            22,533
  Purchase of investment securities
    Held to maturity                    (3,972)          (17,126)
    Available for sale                 (11,819)             (451)
  Net increase in loans                 (5,282)           (7,585)
  Purchase of premises and
    equipment                             (572)              (96)
  Proceeds from sales of other
    real estate owned                        -                62
                                  -------------    --------------
      Net cash used for investing
        activities                      (4,141)           (2,663)
                                  -------------    --------------

FINANCING ACTIVITIES
  Net increase in deposits               3,735             4,138
  Decrease in securities sold
    under agreements to repurchase        (292)           (6,716)
  Increase in U.S. Treasury demand
    notes                                  976             1,191
  Cash dividends paid                     (457)             (392)
                                  -------------    --------------
      Net cash provided by (used
        for) financing activities        3,962            (1,779)
                                  -------------    --------------

      Increase (decrease) in cash
        and cash equivalents             1,890            (2,604)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                 15,416            15,387
                                  -------------    --------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                 $     17,306     $      12,783
                                  =============    ==============


See accompanying notes to the consolidated financial statements.

                First Philson Financial Corporation
      Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of First Philson Financial Corporation (the "Company") and its wholly-owned subsidiaries, First Philson Bank, National Association (the "Bank") and Flex Financial Consumer Discount Company ("Flex Financial"). All significant intercompany balances and transactions have been eliminated in the consolidation.

On May 19, 1997, Flex Financial Consumer Discount Company ("Flex Financial") was incorporated. Flex Financial will be operated as a solely owned subsidiary of the Company. On July 16, 1997, the applications for a consumer discount company license and a secondary mortgage license were filed with the Pennsylvania Department of Banking. The Department of Banking had up to 90 days to review the applications and either approve or disapprove the same. Approval was granted as of July 30, 1997 for Flex Financial to conduct business and the appropriate licenses were received. On September 22, 1997 Flex Financial commenced business operations.

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


NOTE 2 - COMMON STOCK

On August 19, 1997, the Board of Directors approved a four-for-one stock split to shareholders, subject to shareholder approval at a special meeting on October 21, 1997. At the special meeting on October 21, 1997, the shareholders approved an increase in the number of shares authorized from 500,000 to 10,000,000 with a reduction in the par value of the stock from $10.00 per share to $2.50 per share. As the result of the stock split the number of shares outstanding increased from 435,600 to 1,742,400 shares.

Average shares outstanding and all per share amounts included in the financial statements are based on the increased number of shares giving retroactive effect to the stock split.


NOTE 3 - PENDING ACCOUNTING PRONOUNCEMENT

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                       Financial Condition

Total assets at September 30, 1997 increased by $6,264,000 from that reported at December 31, 1996. Increases in federal funds sold of $3,300,000, investment securities available for sale of $12,017,000, and net loans of $5,285,000 were funded primarily by a decrease in investment securities held to maturity of $13,993,000 and an increase in total deposits of $3,735,000.

The increase in investment securities available for sale was the result of Management's decision to invest in available for sale securities in 1997 in order to enhance the liquidity within the investment portfolio. The decrease in investment securities held to maturity resulted from maturities and calls.

The increase in net loans of $5,285,000 resulted primarily from an increase in mortgage loans and commercial loans. The increase in mortgage loans occurred essentially in fixed rate home equity, residential, and commercial real estate loans. The increase in commercial loans was primarily in fixed rate and non-taxable loans. The allowance for loan losses decreased $431,000 or 14.29% as the result of charge offs exceeding recoveries for the first nine months of 1997. As of September 30, 1997, the allowance for loan losses represents 2.45% of the outstanding loan balances as compared to 3.00% for December 31, 1996. As in 1996 and 1995, Management continues to emphasize consumer and small business lending. This has permitted the Company to meet the needs of the communities for which it serves.

The increase in equity capital was attributed to net earnings of $2,099,000 and the change in net unrealized gains on available for sale securities of $127,000, less dividend payments totaling $457,000. During the first quarter of 1997, Management made a decision to transfer $9,290,000 from Retained Earnings to Capital surplus as permanent capital for the Company.

Strategic planning is a vital activity of the Board of Directors and Management. An integral part of this planning is constant monitoring of the market area for ways to improve the Company's service to the market area. Utilizing an in-depth study of the market demographics, the Board of Directors endorsed a plan to form a consumer discount company. On May 19, 1997, Flex Financial Consumer Discount Company ("Flex Financial") was incorporated. Flex Financial is operated as a solely owned subsidiary of the Company. On July 16, 1997, the applications for a consumer discount company license and a secondary mortgage license were filed with the Pennsylvania Department of Banking. The Department of Banking had up to 90 days to review the applications and either approve or disapprove the same. Approval was granted as of July 30, 1997 for Flex Financial to conduct business and the appropriate licenses were received. Operations began on September 22, 1997, but the results of operation did not have a significant impact on the total operations of the Company as of September 30, 1997.

                      Results of Operations

  Comparison of Nine Months Ended September 30, 1997 and 1996.

The Company's net income increased by $359,000 for the first nine months of 1997, as compared to net income for the first nine months of 1996. Effecting net income positively was an increase in interest and dividend income of $341,000 and a decrease in interest expense of $140,000. Negative effects to net income consisted of an increase in income taxes of $183,000.

Net interest income for 1997 increased $481,000 from 1996 due to an increase in interest and dividend income and a decrease in interest expense. The increase in interest and dividend income resulted primarily from increases in interest and fees on loans of $478,000 and interest on federal funds sold of $169,000, offset by a decrease in interest on investment securities of $313,000. The increase in interest and fees on loans is attributable to an increase in the average outstanding balance of mortgage loans of $6.2m, primarily fixed rate residential and commercial real estate loans. The increase in interest on federal funds sold is due to a $4.0m increase in the average outstanding balance. The decrease in interest on investment securities is due to an $8.6m decrease in the average outstanding balance. The decrease of $140,000 in interest expense resulted from a $2.5m reduction in the average balance of repurchase agreements and an 11 basis point decrease in the cost of interest-bearing deposits, as well as a $1.4m increase in the average outstanding balance on noninterest-bearing demand deposits.

Other expense decreased $13,000 for 1997 from 1996, primarily as the result of a decrease in premises and equipment expense of $105,000, offset by an increase in salaries and employee benefits of $69,000. The decrease in premises and equipment expense in 1997 was the result of repairs and maintenance at several offices during 1996. The increase in salaries and employee benefits is due to annual employee increases.

The increase in income taxes was due to an increase in pretax income of $542,000. The effective tax rates were 27.52% for 1997 and 26.08% for 1996.


                      Results of Operations

  Comparison of Three Months Ended September 30, 1997 and 1996.

The Company's net income increased by $129,000 for the third quarter of 1997, as compared to net income for the third quarter of 1996. Effecting net income positively was an increase in interest and dividend income of $170,000. Negative effects to net income consisted of an increase in income taxes of $74,000.

Net interest income for the third quarter of 1997 increased $171,000 as compared to the third quarter of 1996 from an increase in interest and dividend income and a decrease in interest expense. The increase in interest and dividend income resulted primarily from increases in interest and fees on loans of $183,000 and interest on federal funds sold of $44,000, offset by a decrease in interest on investment securities of $64,000. The increase in interest and fees on loans from the third quarter of 1996 to the third quarter of 1997 is attributable to an increase in the average outstanding balance of mortgage loans of $5.0m, primarily fixed rate residential and commercial real estate loans. The increase in interest on federal funds sold is due to a $2.9m increase in the average outstanding balance and a 14 basis point increase in the net yield. The decrease in interest on investment securities is due to a $5.1m decline in the average outstanding balance. The decrease in interest expense resulted from a reduction in the cost of interest-bearing demand of 37 basis points and savings deposits of 8 basis points, as well as an increase of $1.1m in the average outstanding balance of noninterest-bearing demand deposits.

Other expense decreased for the third quarter of 1997 as compared to that of 1996 primarily due to a decrease in premises and equipment expense, offset by an increase in salaries and employee benefits. The decrease in premises and equipment expense in 1997 was the result of repairs and maintenance at several offices during 1996. The increase in salaries and employee benefits is due to annual employee increases.

The increase in income taxes for the third quarter of 1997 as compared to the third quarter of 1996 was due to an increase in pretax income of $203,000. The effective tax rates were 28.01% for 1997 and 25.88% for 1996.

                     Liquidity and Cash Flows

To ensure that the Bank can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of September 30, 1997 and December 31, 1996, (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.

                                   September 30,    December 31,
                                       1997             1996
                                   -------------    ------------
Cash and due from banks            $      7,506     $     8,916
Interest-bearing deposits in
  other banks                               510               -
Federal funds sold                        9,800           6,500
Investment securities available
  for sale                               12,596             579
Investment securities held to
  maturity, maturing in one year
  or less                                20,891          18,512
                                   -------------    ------------
     Total                               51,303          34,507
Less short-term borrowings                2,697           2,013
                                   -------------    ------------
     Net liquidity position        $     48,606     $    32,494

     As a percent of  total assets        23.83%          16.44%


                        Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. The Company and Bank manage their capital to execute strategic business plans and support growth and investments. During the first nine months of 1997, the Company increased its capital base by $1,769,000 or 8.34%, primarily through retained earnings. For the first nine months of 1996, capital increased by $1,352,000 or 6.99%.

Regulatory agencies have capital adequacy and risk-based capital adequacy guidelines by which they monitor the capital adequacy of financial institutions and holding companies. The Company and Bank have complied with the regulatory requirements and expect to remain in compliance in the future.

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

Furthermore, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Banking Regulators have set the minimum risk-based capital ratios for a well capitalized banking institution at 6% Tier 1 capital, 10% total capital and 5% leverage capital. The Company and Bank have exceeded all these capital ratios and expect to exceed these ratios in the future to continue to be classified as well capitalized.

Management has calculated and monitored the following capital ratios in order to assess compliance with these regulatory guidelines for the Company at September 30, 1997 and December 31,
1996, (dollars in thousands):


                          September 30, 1997    December 31, 1996
                           Amount     Ratio      Amount    Ratio
                          --------   -------    --------  -------
Total Capital
  (to Weighted Assets)
Actual                    $ 24,324    20.43%    $ 22,588   20.34%
For Capital Adequacy
  Purposes                   9,525     8.00        8,884    8.00

Tier 1 Capital Ratio
  (to Weighted Assets)
Actual                    $ 22,822    19.17%    $ 21,180   19.07%
For Capital Adequacy
  Purposes                   4,762     4.00        4,442    4.00

Tier 1 Capital
  (to Average Assets)
Actual                    $ 22,822    11.24%    $ 21,180   10.58%
For Capital Adequacy
  Purposes                   8,121     4.00        8,006    4.00


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations other than what has been disclosed.


  SIGNIFICANT RATIOS      September 30, 1997    December 31, 1996
-----------------------   ------------------    -----------------
Return on Average Assets
  (Annualized)                        1.40%                1.20%

Return on Average Equity
  (Annualized)                       12.67%               11.76%

Dividend Payout Ratio                21.73%               22.78%


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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that the Company did not have any loans that met the definition of a restructured loan as of September 30, 1997 and December 31, 1996.

The following table presents information concerning non-performing loans and assets at September 30, 1997 and December 31, 1996 (dollars in thousands):

                                   September 30,    December 31,
                                       1997             1996
                                   -------------    ------------
Loans on non-accrual status        $        409     $       676
Loans past due 90 days or more              329              23
                                   -------------    ------------
    Total non-performing loans              738             699
                                   -------------    ------------

Other real estate                             1               1
                                   -------------    ------------
    Total non-performing assets    $        739     $       700
                                   =============    ============

Non-performing loans as a percent
  of total loans                           0.70%           0.69%

Non-performing assets as a percent
  of total loans                           0.70%           0.70%

Non-performing assets as a percent
  of total assets                          0.36%           0.35%


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         None.

Item 2 - Changes in Securities
         None.

Item 3 - Defaults upon Senior Securities
         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) Special Meeting October 21, 1997

         (b) A special meeting of stockholders was called for the purpose of voting on amending Article Four of the Certificate of Incorporation to read as follows:

               "The total number of shares of stock which the Corporation shall have the authority to issue is ten million (10,000,000) shares, consisting of one class of common stock, having a par value of two dollars and fifty cents ($2.50) per share."

             This would change the number of shares authorized from five hundred thousand (500,000) to ten million (10,000,000) and the par value from ten dollars ($10.00) to two dollars and fifty cents ($2.50) per share. Increasing the number of shares authorized to 10,000,000, has allowed the Company to apply for listing on the American Stock Exchange (AMEX). As of November 7, 1997 approval had not been obtained.

             The results of the special meeting for amending the certificate of incorporation were as follows:

                    FOR          AGAINST          ABSTAINED
                 ---------      ---------        -----------
                  347,405          2,223            4,916


Item 5 - Other Information
         None.

Item 6 - Exhibits and Reports on Form 8-K
         No reports have been filed for 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 FIRST PHILSON FINANCIAL CORPORATION
                --------------------------------------
                              (Registrant)



Date   November 10, 1997         By  /s/  George W. Hay
     -----------------------        ------------------------
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