Form 10-K
period 1997-12-31
FIRST PHILSON FINANCIAL CORP
filed 1998-03-27
CIK 779784

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended         December 31, 1997
                                --------------------------------
                             or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                     ------------   ------------
     Commission file number                   000-20163
                            ------------------------------------


                FIRST PHILSON FINANCIAL CORPORATION
----------------------------------------------------------------
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

Registrant's telephone number, including area code)
                       (814) 267-4666
----------------------------------------------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                  Name of each exchange on
Title of each class:              which registered:
  Common Stock, $2.50 Par Value       American Stock Exhange
-------------------------------   ------------------------------
  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               None
                        ------------------
                         (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes (X)  No ( )
                                                    ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                ( )
                                                            ---

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 27, 1998 was $42,685,000.

     THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS.

     As of March 13, 1998, there were 1,742,400 shares outstanding of the Registrant's common stock, $2.50 par value.

             DOCUMENTS INCORPORATED BY REFERENCE.
     Information with respect to Directors, Management Remuneration and Security Ownership of Certain Beneficial Owners and Management are contained in Philson's Proxy Statement for the 1998 Annual Meeting of Stockholders, incorporated herein by reference in Part III. The 1997 Annual Report to Shareholders
is also incorporated herein by reference in Parts I, II, III, and
IV.
                              1

PART I
======
ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

First Philson Financial Corporation ("Philson") is a bank holding company organized in 1985 under the Delaware General Corporation Law and is registered under the Bank Holding Company Act, of 1956, as amended. First Philson Bank, N.A. (the "Bank") and Flex Financial Consumer Discount Company ("Flex") are wholly-owned subsidiaries of Philson. First Philson Bank, N.A. is the surviving bank of the former National Bank of Western Pennsylvania and The Philson National Bank, which merged on January 1, 1991. The Bank is a national banking association organized under the laws of the United States. In order for Philson to offer product diversification within the surrounding market area, Philson formed Flex. Flex was incorporated, as a consumer discount company,under the laws of Pennsylvania, in May 1997 and began operations on September 22, 1997. Flex is regulated by the Pennsylvania Department of Banking. Philson's principal activities consist of owning and operating the Bank and Flex.

Philson and its subsidiaries derive substantially all their income from banking and bank-related services. Philson functions primarily as a coordinating and servicing unit for its subsidiaries in general management, loan policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, general corporate services, and financial and strategic planning.

BUSINESS OF ISSUER

The business conducted by Philson and its subsidiaries is not seasonal nor does it have any risks attendant to foreign sources.

The Bank conducts general banking business through nine
locations in Somerset and Fayette Counties, Pennsylvania. The Bank is a full-service bank offering (1) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler's checks; (2) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate mortgage loans, revolving credit arrangements, lines of credit, real estate construction loans, business money market and savings accounts, certificates of deposit, wire transfers, and night depository; and (3) credit card operations through MasterCard, VISA and Discover. The Bank also operates six automated bank teller machines, ("ATM's").

The Bank's deposit base is such that the loss of one depositor or a related group of depositors would not have a materially adverse effect on its business. In addition, the loan portfolio is also diversified so that one industry or group of related industries does not comprise a material portion of the loan portfolio.

The Bank is federally chartered and is subject to primary supervision by the Office of the Comptroller of the Currency ("OCC"). The Bank is also subject to the regulations of the Board of Governors of the Federal Reserve Bank ("Federal Reserve Board") and the Federal Deposit Insurance Corporation ("FDIC"). Its deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC.
                              2

Flex conducts consumer lending through its one office located in Somerset, Pennsylvania. Flex offers consumer discount loans, sales finance loans, and first and second residential mortgage loans, to customers within the surrounding market area.

YEAR 2000 COMPLIANCE

Philson and its subsidiaries primary business activities are heavily dependent upon the use of sophisticated computer systems. As the millennium ("year 2000" or "Y2K") approaches, many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, Philson and its subsidiaries have received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

Philson has established a management committee to identify all of its functions potentially affected by the year 2000, and to ensure that re-programming of the affected systems will be completed by December 31, 1998, thus allowing adequate time for testing. Philson does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations.

SUPERVISION AND REGULATION - PHILSON

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

In order to reduce losses to the deposit insurance funds, FDICIA established a format to more closely monitor the FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. FDICIA established five "capital" categories. They are: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized,
(4) significantly undercapitalized and (5) critically undercapitalized. Regulations promulgated by the FDIC Board of Directors pursuant to the authority granted by the Insurance Act of 1996 ("Funds Act") on November 26, 1996 retained the existing BIF assessment schedule of 0 - 27 cents per $100 of deposits depending upon an institution's risk classification, but eliminated the statutorily-imposed minimum assessment amount. The Funds Act also authorizes the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth of the FICO assessment rate that is applied to deposits assessable by the SAIF. "Capital measures", i.e., the quantitative and qualitative criteria, imposed more scrutiny and operational restrictions on banks as they descend the capital categories from well capitalized to critically undercapitalized. The most recent classification for the Bank is "well capitalized".

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

Philson and the Bank are not aware of, as of the filing date of this annual report, whether FDICIA and any rules and regulations promulgated thereunder, would cause any materially adverse effect upon the financial condition and income of Philson and the Bank.

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

As of December 31, 1997, Philson's total risk-based capital ratio was 20.51% of which 19.25% was

Tier I capital in the form of common stockholders' equity. This percentage exceeds the minimum capital ratio required under the risk-based capital guidelines. For further discussion, see the "Notes to Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, pages 17 and 18), incorporated herein by reference, and Item 7 Management's Discussion and Analysis or Plan of Operations contained within this report, pages 29 and 30.

Furthermore, FDICIA mandates the federal banking regulatory agencies to revise their respective risk-based capital standards for banks and thrifts to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk and the risks of nontraditional activities.

Philson nor its subsidiaries are dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, the loss of any one or more of which would have a materially adverse effect on the financial condition of Philson or its subsidiaries.

Philson faces strong competition from other commercial banks, savings banks, savings and loan associations, and several other financial or investment service institutions for business in the communities they serve. Several of these institutions are affiliated with major banking and financial institutions, such as United States National Bank, PNC Financial Corporation, BT Financial, First Commonwealth Financial Corporation, and National City Bank, which are substantially larger and have greater financial resources than Philson.

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

As of December 31, 1997, Philson had 108 full-time employees and 129 total employees. Philson has never experienced a work stoppage and Philson believes that relations with its employees are good. None of Philson's employees are covered by collective bargaining agreements.


ITEM 2.  PROPERTIES

Philson has nine bank branch offices located in Somerset and Fayette Counties, Pennsylvania and one consumer discount company office located in Somerset, Pennsylvania. All property owned or leased by Philson, including premises and equipment, is adequately insured with coverage reviewed annually.

The main office of Philson is located at 534 Main Street, Berlin, Pennsylvania 15530. At December 31, 1997, Philson leased one of its bank branch facilities and its consumer discount company office and paid approximately $2,355 a month for these offices. All other branch offices are owned by Philson including its main office which is used as its principal executive office. Philson believes that the facilities are in good condition and are sufficient for its existing activities and potential growth.

Philson, through its subsidiaries, does grant real estate mortgages. For further detail on the types of mortgages, see the "Notes to Consolidated Financial Statements" of the 1997 Annual
Report, (Exhibit 13.b, page 13), incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

Management, after consulting with Philson's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Philson. There are no proceedings pending other than ordinary routine litigation incident to the business of Philson, the Bank, and Flex. In addition, management does not know of any material proceedings contemplated by governmental authorities against Philson, the Bank, or Flex.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposal was submitted for a vote of Philson's security holders during the fourth quarter of the fiscal year ended December 31, 1997.


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

               This would change the number of shares authorized from five hundred thousand (500,000) to ten million (10,000,000) and the par value from ten dollars ($10.00) to two dollars and fifty cents ($2.50) per share. Increasing the number of shares authorized to 10,000,000, has allowed the Company to qualify for listing on the American Stock Exchange (AMEX). On December 3, 1997 Philson began trading on the AMEX.

               The results of the special meeting for amending the certificate of incorporation were as follows:

                    FOR         AGAINST        ABSTAINED
                  -------      ---------      -----------
                  347,405        2,223           4,916

PART II
-------

ITEM 5.   MARKET FOR PHILSON'S COMMON STOCK AND DIVIDENDS

As of December 3, 1997, Philson's Common Stock began trading on the American Stock Exchange ("AMEX"). The following table sets forth:
(1) the quarterly high and low prices for a share of Philson's Common Stock during the periods indicated as reported by the Management of Philson and (2) quarterly dividends paid on a Common Share with respect to each quarter since January 1, 1996. The following quotations represent the process between buyers and sellers and do not include retail markup, markdowns or commission. They may not necessarily represent actual transactions and the amounts have been adjusted for the four-for-one stock split.


                      Stock Prices
                   ------------------       Dividends
                     Low        High          Paid
                   -------     -------      ---------
1997:
-----
First Quarter      $ 13.50     $ 14.00      $   0.08
Second Quarter       14.00       15.00          0.09
Third Quarter        15.00       15.13          0.09
Fourth Quarter       15.50       29.00          0.12

1996:
-----
First Quarter      $ 11.50     $ 11.50       $  0.07
Second Quarter       12.50       12.88          0.08
Third Quarter        12.19       13.00          0.08
Fourth Quarter       12.50       13.50          0.08


As of December 31, 1997, there were approximately 631 shareholders of record of Philson's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

The required information is contained in the "Financial
Highlights" of the 1997 Annual Report, (Exhibit 13.a, listed on page 2), incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

Overview
---------
First Philson Financial Corporation ("Philson") is a bank holding company organized in 1985 under the Delaware General Corporation Law and is registered under the Bank Holding Company Act, of 1956, as amended. First Philson Bank, N.A. (the "Bank") and Flex Financial Consumer Discount Company ("Flex") are wholly-owned subsidiaries of Philson. First Philson Bank, N.A. is the surviving bank of the former National Bank of Western Pennsylvania and The Philson National Bank, which merged on January 1, 1991. The Bank is a national banking association organized under the laws of the United States. In order for Philson to offer product diversification within the surrounding market area, Management formed Flex. Flex was incorporated, under the laws of

Pennsylvania, in May 1997 and began operations on September 22, 1997. Flex is regulated by the Pennsylvania Department of Banking. Philson's principal activities consist of owning and operating the Bank and Flex.

Philson and its subsidiaries derive substantially all their income from banking and bank-related services. Philson functions primarily as a coordinating and servicing unit for its subsidiaries in general management, loan policies and procedures, accounting and taxes, loan review, auditing, investment advisory, compliance, marketing, general corporate services, and financial and strategic planning.

The business conducted by Philson and its subsidiaries is not seasonal nor does it have any risks attendant to foreign sources.

The Bank conducts general banking business through nine locations in Somerset and Fayette Counties, Pennsylvania. The Bank is a full-service bank offering (1) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler's checks; (2) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate mortgage loans, revolving credit arrangements, lines of credit, real estate construction loans, business money market and savings accounts, certificates of deposit, wire transfers, and night depository; and (3) credit card operations through MasterCard, VISA and Discover. The Bank also operates six automated bank teller machines ("ATM's").

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

Flex conducts consumer lending through its one office located in Somerset, Pennsylvania. Flex offers consumer discount loans, sales finance loans, and first and second residential mortgage loans to customers within the surrounding market area.

The following is a more detailed discussion of certain significant factors that affected Philson's consolidated operating results, interest rate sensitivity, financial condition, liquidity, and capital resources for the years ended December 31, 1997, 1996, and 1995. Reference should be made to the "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, pages 5 - 20), incorporated herein by reference, as well as the "Financial Highlights" of the 1997 Annual Report, (Exhibit 13.a, listed on page 2), incorporated herein by reference, for a complete understanding of the following discussion and analysis. All increases, decreases and related ratios represent comparisons to the previous year-end. Certain comparative amounts for 1996 and 1995 have been reclassified to conform to 1997 presentations.

Summary of Earnings
-------------------
Philson's net income increased by $341,000 in 1997, $447,000 in 1996, and $143,000 in 1995. Net income per share was $1.57, $1.37, and $1.12 respectively, for the same time periods.

Philson's Return on Average Assets ("ROA") was 1.35% for 1997,
1.20% for 1996, and .99% for 1995, while the Return on Average
Equity ("ROE") was 12.17%, 11.76%, and 10.44%, respectively.

Net Interest Income
-------------------
Net interest income is the difference between the interest earned on loans, investment securities, and federal funds sold ("Interest-earning assets") and the interest paid on deposits and borrowings ("Interest-bearing liabilities"). Net interest income is affected principally by the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and by the relative dollar amounts of such assets and liabilities.

Since the earnings provided by tax-exempt securities such as investments in obligations of state and political subdivisions, and loans such as those to counties, municipalities and school districts, are a significant component of net interest income, it is more meaningful to analyze net interest income on a tax-equivalent basis, shown on pages 16 and 17. The tax-equivalent adjustment is based upon the federal corporate income tax rate of 34%.

On a fully tax-equivalent basis, net interest income increased $617,000 in 1997, $643,000 in 1996, and $314,000 in 1995.
Average interest-earning assets increased $2,969,000 in 1997, $2,273,000 in 1996, and $4,560,000 in 1995. Average interest-
bearing liabilities decreased $280,000 in 1997 and $1,074,000 in 1996, and increased $473,000 in 1995.

The net interest margin, which is a ratio of the net interest income on a tax-equivalent basis divided by the average earning assets, was 4.75% for 1997, 4.50% for 1996, and 4.21% for 1995.
As a percentage of average total assets, average earning assets were 95.25% in 1997, 95.39% in 1996 and 95.31% in 1995.
Philson's Asset/Liability Committee ("ALCO") continually strives to effectively manage interest rate risk and to minimize the impact of interest rate fluctuations on the net interest margin. Philson continues to focus its efforts on generating quality loan growth and investing in highly rated securities.

1997
----
Net interest income increased in 1997 due to an increase in interest income of $467,000 and a decrease in interest expense of $150,000. The increase in interest income resulted from increases in interest and fees on loans of $634,000 and interest on federal funds sold of $207,000, offset by a decrease in interest on investment securities of $390,000. The increase in interest and fees on loans was attributable to an increase in the average outstanding balance of mortgage loans of $5.5 million, primarily fixed rate residential and commercial real estate loans. The increase in interest on federal funds sold was due to a $3.6 million increase in the average outstanding balance and an 11-basis point increase in the net yield. The decease in interest on investment securities was due to a decrease in the average outstanding balance of investment securities held to maturity of $16 million, offset by an increase of $8.5 million in the average outstanding balance of investment securities available for sale and a 10-basis point increase in the net yields of the investment portfolio. The decrease in investment securities held to maturity is the result of maturities and calls and Management's decision to invest in available for sale securities in 1997 in order to enhance liquidity.

The decrease in interest expense resulted from a $1.8 million reduction in the average outstanding balance of securities sold under agreements to repurchase and a 9-basis point decrease in the cost of interest-bearing liabilities.

The increase in the margin was a direct result of higher interest-earning assets and lower interest-bearing liabilities. To meet the goals set forth in Philson's Strategic Plan for business development, Management held regular meetings to review and enhance the sales call program implemented in prior years to promote new business and to meet the needs of the communities for which it serves. Management was able to increase the interest rate spread from 1996 through the continual pursuit of noninterest-bearing business deposits, higher yielding investments, residential mortgage and home equity loans, and small business loans.

1996
----
Net interest income increased in 1996 due to an increase in interest income of $415,000 and a decrease in interest expense of $228,000. The increase in interest income resulted from increases in interest on loans and investment securities, offset by a decrease in interest on federal funds sold. The increase in interest on loans was attributable to an increase in the average outstanding balance of mortgage loans, primarily fixed rate residential mortgages, home equity, and commercial real estate loans. The increase in interest on investment securities was attributable to increases in both the average outstanding balance and net yield. The decrease in interest on federal funds sold is due to decreases in both the average outstanding balance and net yield.

The decrease in interest expense resulted from decreases in the cost of interest-bearing liabilities and the average outstanding balance of securities sold under agreements to repurchase, due primarily to the loss of a repurchase customer. Interest expense on time deposits increased primarily from an increase in the average outstanding balance as a result of instituting, in August 1996, a 15-month single maturity time deposit.

The following is an analysis of the average balance sheet and net interest income for the three years ended December 31, 1997, 1996 and 1995 (dollars in thousands).

          AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                               1997
                                     --------------------------
                                     Average             Yield/
                                     Balance   Interest   Rate
                                      <F1>
                                     --------- --------- ------
ASSETS
Interest-earning assets:
  Loans receivable <F2> <F3> <F4>    $103,473  $  9,401  9.09%
  Investment securities available
    for sale:
      Taxable                           8,574       536  6.25%
      Tax-exempt <F4>                     329        31  9.42%
  Investment securities held to
    maturity:
      Taxable                          58,032     3,458  5.96%
      Tax-exempt <F4>                  10,759       928  8.63%
  Interest-bearing deposits in
    other banks                           243        16  6.58%
  Federal funds sold                   10,851       597  5.50%
                                     --------- --------- ------
    Total interest-earning assets     192,261    14,967  7.78%
                                     --------- --------- ------

Noninterest-earning assets:
  Cash and due from banks               6,669
  Other assets                          5,691
  Less allowance for loan losses        2,778
                                     ---------
    Total noninterest-earning assets    9,582
                                     ---------
      TOTAL ASSETS                   $201,843
                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits   $ 26,580  $    293  1.10%
  Savings deposits                     35,630       995  2.79%
  Money market deposits                12,483       311  2.49%
  Time deposits                        80,010     4,142  5.18%
  Securities sold under
    agreements to repurchase            1,540        62  4.03%
  Other borrowings                        669        36  5.38%
                                     --------- --------- ------
    Total interest-bearing
      liabilities                     156,912     5,839  3.72%
                                     --------- --------- ------

Noninterest-bearing liabilities
  and stockholders' equity:
  Noninterest-bearing demand
    deposits                           21,284
  Other liabilities                     1,209
  Stockholders' equity                 22,438
                                     ---------
    Total noninterest-bearing
      liabilities and stockholders'
      equity                           44,931
                                     ---------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY         $201,843
                                     =========


Net interest income; interest
  rate spread                                  $  9,128 4.06%
                                               ======== ======

Net yield on earning assets (Margin)                    4.75%
                                                        ======


                                               1996
                                     --------------------------
                                     Average             Yield/
                                     Balance   Interest   Rate
                                      <F1>
                                     --------- --------- ------
ASSETS
Interest-earning assets:
  Loans receivable <F2> <F3> <F4>    $ 96,898  $  8,767  9.05%
  Investment securities available
    for sale:
      Taxable                             393        24  6.11%
      Tax-exempt <F4>                       -         -     -
  Investment securities held to
    maturity:
      Taxable                          73,125     4,316  5.90%
      Tax-exempt <F4>                  11,639     1,003  8.62%
  Interest-bearing deposits in
    other banks                             -         -     -
  Federal funds sold                    7,237       390  5.39%
                                     --------- --------- ------
    Total interest-earning assets     189,292    14,500  7.66%
                                     --------- --------- ------

Noninterest-earning assets:
  Cash and due from banks               6,595
  Other assets                          5,525
  Less allowance for loan losses        2,962
                                     ---------
    Total noninterest-earning assets    9,158
                                     ---------
      TOTAL ASSETS                   $198,450
                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits   $ 25,378  $   377   1.49%
  Savings deposits                     36,515    1,054   2.89%
  Money market deposits                12,365      315   2.55%
  Time deposits                        79,074    4,107   5.19%
  Securities sold under
    agreements to repurchase            3,309      108   3.26%
  Other borrowings                        551       28   5.08%
                                     --------- --------- ------

    Total interest-bearing
      liabilities                     157,192    5,989   3.81%
                                     --------- --------- ------

Noninterest-bearing liabilities
  and stockholders' equity:
  Noninterest-bearing demand
    deposits                           19,705
  Other liabilities                     1,220
  Stockholders' equity                 20,333
                                     ---------
    Total noninterest-bearing
      liabilities and stockholders'
      equity                           41,258
                                     ---------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY         $198,450
                                     =========

Net interest income; interest
  rate spread                                 $  8,511   3.85%
                                              ========= ======
Net yield on earning assets (Margin)                     4.50%
                                                         ======


                                               1995
                                     --------------------------
                                     Average             Yield/
                                     Balance   Interest   Rate
                                      <F1>
                                     --------- --------- ------
ASSETS
Interest-earning assets:
  Loans receivable <F2> <F3> <F4>    $ 90,948  $  8,331  9.16%
  Investment securities available
    for sale:
      Taxable                               -         -     -
      Tax-exempt <F4>                       -         -     -
  Investment securities held
    to maturity:
      Taxable                          71,685     3,969  5.54%
      Tax-exempt <F4>                  11,912     1,049  8.81%
  Interest-bearing deposits in
    other banks                           101         6  5.94%
  Federal funds sold                   12,373       730  5.90%
                                     --------- --------- ------
    Total interest-earning assets     187,019    14,085  7.53%
                                     --------- --------- ------

Noninterest-earning assets:
  Cash and due from banks               6,249
  Other assets                          5,859
  Less allowance for loan losses        2,905
                                     ---------
    Total noninterest-earning assets    9,203
                                     ---------
      TOTAL ASSETS                   $196,222
                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits   $ 24,168  $    400  1.66%
  Savings deposits                     36,913     1,104  2.99%
  Money market deposits                13,775       362  2.63%
  Time deposits                        76,379     4,083  5.35%
  Securities sold under
    agreements to repurchase            6,378       233  3.65%
  Other borrowings                        653        35  5.36%
                                     --------- --------- ------
    Total interest-bearing
      liabilities                     158,266     6,217  3.93%
                                     --------- --------- ------
Noninterest-bearing liabilities
  and stockholders' equity:
  Noninterest-bearing demand
    deposits                           18,047
  Other liabilities                     1,281

  Stockholders' equity                 18,628
                                     ---------
  Total noninterest-bearing
    liabilities and stockholders'
    equity                             37,956
                                     ---------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY         $196,222
                                     =========
Net interest income; interest
  rate spread                                  $  7,868  3.60%
                                               ========= ======
Net yield on earning assets (Margin)                     4.21%
                                                         ======

<F1>  Average balances are computed using daily average balances.
<F2>  Non-accrual loans are included in the average balances.
<F3>  Interest on loans includes fee income.
<F4>  Interest on earning assets has been computed on a tax
      equivalent basis using the federal income tax statutory rate of 34%.

                              16

The following analysis shows the effects of the changes in volumes and rates on interest income and interest expense
(dollars in thousands).


             ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                         1997 vs. 1996
                                --------------------------------
                                   Net       Due to changes in
                                 Increase  ---------------------
                                (Decrease) Volume <F1> Rate <F4>
                                ---------- ----------- ---------
INTEREST INCOME:
  Loans receivable <F2> <F3>    $     634  $      595  $     39
  Investment securities
    available for sale:
      Taxable                         512         500        12
      Tax-exempt <F2>                  31          31         -
  Investment securities held
    to maturity:
      Taxable                        (858)       (891)       33
      Tax-exempt <F2>                 (75)        (76)        1
  Interest-bearing deposits
    in other banks                     16          16         -
  Federal funds sold                  207         195        12
                                ---------- ----------- ---------
      Total interest income           467         370        97
                                ---------- ----------- ---------

INTEREST EXPENSE:
  Deposits                           (112)         52      (164)
  Borrowings                          (38)        (58)       20
                                ---------- ----------- ---------
      Total interest expense         (150)         (6)     (144)
                                ---------- ----------- ---------
NET INTEREST INCOME             $     617  $      376  $    241
                                ========== =========== =========



                                         1996 vs. 1995
                                --------------------------------
                                   Net       Due to changes in
                                 Increase  ---------------------
                                (Decrease) Volume <F1> Rate <F4>
                                ---------- ----------- ---------
INTEREST INCOME:
  Loans receivable <F2> <F3>    $     436  $      545  $   (109)
  Investment securities
    available for sale:
      Taxable                          24          24         -
      Tax-exempt <F2>                   -           -         -
  Investment securities held
    to maturity:
      Taxable                         347          80       267
      Tax-exempt <F2>                 (46)        (24)      (22)
  Interest-bearing deposits
    in other banks                     (6)         (6)        -
  Federal funds sold                 (340)       (303)      (37)
                                ---------- ----------- ---------
      Total interest income           415         316        99
                                ---------- ----------- ---------

INTEREST EXPENSE:
  Deposits                            (96)         82      (178)
  Borrowings                         (132)       (121)      (11)
                                ---------- ----------- ---------
      Total interest expense         (228)        (39)     (189)
                                ---------- ----------- ---------
NET INTEREST INCOME             $     643  $      355  $    288
                                ==========  =========== =========

<F1>  Average volume information was computed using daily average balances.
<F2>  Interest on earning assets has been computed on a tax
      equivalent basis using the federal income tax statutory rate of 34%.
<F3>  Non-accrual loans are included in the average balances.
<F4>  Changes in interest income or expense, not arising solely as a result of volume or rate variances, are allocated to rate variances due to the interest sensitivity of assets and liabilities.

Interest Sensitivity
--------------------
One of the principle functions of Philson's asset/liability management program is to measure the risk to net income which may result from changes in interest rates. This is accomplished through management of the relationship between interest rate-sensitive assets and liabilities, and attempts to minimize the fluctuations in net interest margins and thereby achieve consistent growth of net interest income in periods of changing interest rates while maintaining a balance between interest rate-sensitive assets and liabilities.

The difference between interest rate-sensitive assets and liabilities within any specific time frame is the measurement of interest sensitivity. This is referred to as "gap". A positive gap means Philson's assets will reprice more frequently than its liabilities. This position is more advantageous if interest rates rise. Conversely, a negative gap means Philson's liabilities will reprice more frequently than its assets and is more beneficial when interest rates fall.

The following table reflects the gap for the various time intervals (dollars in thousands):



                               December 31, 1997
             ----------------------------------------------------
              0-90   91-180  181-365   1 to 5    Over
              Days    Days     Days     Years   5 Years   Total
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 ASSETS:
Loans        $22,837 $10,265 $20,133  $36,380  $15,678  $105,293
Investment
 securities
 available
 for sale      1,161       -     386   18,128      508    20,183
Investment
 securities
 held to
 maturity      5,188   4,995  15,463   24,592    7,210    57,448
Interest-
 bearing
 deposits
 in other
 banks             -       -     511        -        -       511
Federal
 funds sold    8,900       -       -        -        -     8,900
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 assets       38,086  15,260  36,493   79,100   23,396   192,335
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 LIABILITIES:
Deposits      34,446  19,213  26,845   71,114       76   151,694
Borrowings     3,348       -       -        -        -     3,348
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 liabilities  37,794  19,213  26,845   71,114       76   155,042
             ------- ------- -------  -------- -------- --------
Interest
 sensitivity
 gap         $   292 $(3,953)$ 9,648  $ 7,986  $23,320  $ 37,293

Cumulative
 interest
 sensitivity
 gap         $   292 $(3,661)$ 5,987  $13,973  $37,293

Cumulative
 interest
 sensitivity
 gap ratio
 to total
 assets        0.14%  -1.81%   2.96%    6.92%   18.46%




                               December 31, 1996
             ----------------------------------------------------
              0-90   91-180  181-365   1 to 5    Over
              Days    Days     Days     Years   5 Years   Total
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 ASSETS:
Loans        $22,870 $ 9,503 $18,800  $28,955  $20,526  $100,654
Investment
 securities
 available
 for sale        579       -       -        -        -       579
Investment
 securities
 held to
 maturity      3,754   5,092   9,666   49,557   10,633    78,702
Federal
 funds sold    6,500       -       -        -        -     6,500
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 assets       33,703  14,595  28,466   78,512   31,159   186,435
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 LIABILITIES:
Deposits      34,608  20,019  29,636   68,534      116   152,913
Borrowings     2,013       -       -        -        -     2,013
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 liabilities  36,621  20,019  29,636   68,534      116   154,926
             ------- ------- -------  -------- -------- --------
Interest
 sensitivity
 gap         $(2,918)$(5,424)$(1,170) $ 9,978  $31,043  $ 31,509

Cumulative
 interest
 sensitivity
 gap         $(2,918)$(8,342)$(9,512) $   466  $31,509

Cumulative
 interest
 sensitivity
 gap ratio
 to total
 assets       -1.48%  -4.22%  -4.81%    0.24%   15.94%



Provision for Loan Losses
-------------------------
In providing for loans to customers, financial institutions are subject to the risk of loan losses as one of the costs of lending. While Management recognizes and charges the allowance for loan losses for loan accounts which are determined to be uncollectible, experience indicates that at any point in time, possible losses may exist in the loan portfolio which are not specifically identifiable. Therefore, based upon Management's evaluation of the loan portfolio and the related allowance, an amount is determined and charged to earnings to maintain the allowance for loan losses at a level adequate to recognize the potential risks. The amount charged to earnings is based upon several factors such as, quarterly reviews of all significant loans and commitments outstanding, a continuing review of problem or non-performing loans and overall loan portfolio quality. In addition, Management exercises judgment with respect to economic conditions and the potential impact on the existing loan portfolio. Management believes that based on its evaluation of the loan portfolio, the allowance for loan losses is adequate for all known and potential loan losses.

Other Income
------------
Other income contributed 6.54% for 1997, 6.28% for 1996, and 6.10% for 1995 to total income.

1997
----
The increase in 1997 resulted from increases in service charges and other income. Service charges, the largest component of total other income, increased from a growth in overdraft income and a growth in deposit fee income. The increase in overdraft income was due to Management's decision to enforce the overdraft policy and more overdraft items being processed in 1997, while the increase in deposit fee income is attributable to an increase in the number of deposit accounts. Other income increased as a result of increases in commissions from the acceptance of Discover Card and fees for non-customer usage of Philson ATM's. A new ATM was installed in Ohiopyle, Pennsylvania. Management continually reviews and refines other income sources in order to improve efficiency and increase revenues where possible.

1996
----
The increase in 1996 resulted from increases in service charges and other income. Service charges, the largest component of total other income, increased from a growth in the number of deposit accounts while other income increased as Philson implemented fees for non-customer usage of Philson ATM's, accepted Discover Card and increased commissions from the sale of more life and accident and health insurance on consumer loans. Management continually reviews and refines other income sources in order to improve efficiency and increase revenues where possible.

Other Expense
-------------
Other expense increased $161,000 or 2.79% in 1997, and decreased
$10,000 or .17% in 1996 and $381,000 or 6.18% in 1995.

1997
----
The increase in 1997 resulted from increases in salaries and employee benefits of $177,000 and other expense of $117,000 which was offset by a decrease in occupancy expense of $118,000.

The increase in salaries and benefits was affected by increases in salaries of $127,000, pension expense of $14,000 and medical insurance of $9,000. The increase in salaries was due to annual employee increases and salaries for the new subsidiary Flex.
The increase in medical insurance was due to increases in medical premiums.

The decrease in occupancy expense was the direct result of a decrease in maintenance and repairs of $125,000. The decrease from 1996 is due to several offices being repaired in 1996 to improve the delivery of customer service.

The increase in other expense resulted primarily from expenses associated with the start up and operations of Flex, expenses related to the four-for-one stock split and the listing of Philson on the American Stock Exchange, and the implementation of other parts of the Strategic Business and Strategic Technology Plans.

1996
----
The decrease in 1996 resulted from decreases in salaries and employee benefits of $37,000, equipment expense of $57,000 and other expense of $67,000, which was offset by an increase in occupancy expense of $151,000.

The decrease in salaries and benefits was affected by declines in pension expense of $57,000 and medical insurance of $59,000. Offsetting the decrease was an increase in salaries of $80,000. In 1995, pension expense included benefits granted under an early retirement program. Medical insurance costs were lowered as the result of Philson changing its insurance plan in December 1995 and requiring that covered employees pay for 10% of the plan's premium costs.

The decrease in equipment expense resulted from the mainframe computer system being fully depreciated in 1996. The decrease in other expense resulted primarily from a decrease in deposit insurance premiums of $216,000, offset by an increase in other expenses of $149,000. Deposit insurance premiums decreased in 1996 as the result of the Bank having the highest classification for deposit premium purposes resulting in the statutory $500 minimum per quarter being assessed in 1996. The increase in other expense resulted primarily from Philson's contract with outside consultants to assist with the research and development of its three to five year Strategic Business Plan and Strategic Technology Plan.

Occupancy expense increased as Philson repaired several offices in 1996 to improve the delivery of customer service.

Efficiency Ratio
----------------
Due to the sensitivity of the operating expense ratio to changes in the size of the balance sheet, Management looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by Philson to generate a given level of revenues in the normal course of business. The lower the ratio, the better Philson is utilizing its operating expenses. Philson's efficiency ratios were 58.55% for 1997, 61.13% for 1996, and 66.11% for 1995.

Income Taxes
------------
Income tax expense represented 27.35% for 1997, 26.07% for 1996, and 23.11% for 1995 as a percentage of pretax income. The increase of $185,000 in 1997 was a result of higher earnings, while the increase of $259,000 in 1996 was a result of higher earnings and the application of an alternative minimum tax credit which lowered taxes in 1995. See the "Notes to the Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, page 15), incorporated herein by reference, for more discussion.


FINANCIAL CONDITION

Investment Securities Portfolio
-------------------------------
Investment securities held to maturity decreased $21,254,000 in 1997 and $9,440,000 in 1996, while investment securities available for sale increased $19,604,000 and $579,000, respectively. The decrease in investment securities held to maturity resulted from maturities and calls which were reinvested in investment securities available for sale. Management made the decision in 1997 to invest in available for sale securities in order to enhance liquidity.

Utilizing the investment policy, Management closely monitors concentration and diversification levels of the investment portfolio. Exceptions are reported on a quarterly basis to the ALCO and Investment Committee. As of December 31, 1997, Philson holds no securities from any single issuer that were greater than 10% of stockholders' equity as outlined in the investment policy. The market value of the investment securities held to maturity at December 31, 1997 and 1996 was $57,767,000 and $78,750,000,
respectively. See the "Notes to the Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, pages 11, 12, 18, and 19), incorporated herein by reference, for further discussion on the investment securities portfolio.

The following schedule presents the composition of the investment portfolio as of the three most recent years ended at December 31, 1997, 1996 and 1995 (dollars in thousands):


BOOK VALUE:
                                      1997      1996      1995
                                    --------  --------  --------
U.S. Treasury securities            $ 7,983   $11,987   $12,072
U.S. Government agency securities    37,239    38,961    43,299
Obligations of states and political
  subdivisions                       11,160    12,214    11,018
Corporate notes                      19,328    14,664    20,777
Mortgage-backed securities              649       876       775
Equity securities                       929       551       201
                                    --------  --------  --------
            Total                   $77,288   $79,253   $88,142
                                    ========  ========  ========

The amortized cost of investment securities available for sale and held to maturity are shown below by concentration and maturity distribution at December 31, 1997 (dollars in thousands):


           INVESTMENT SECURITIES MATURITY DISTRIBUTION


                             Within 1 Year    1 Year to 5 Years
                          ------------------- -----------------
                                       <F*>               <F*>
                                     Weighted           Weighted
                           Amount     Yield    Amount     Yield
                          --------  --------- --------  --------
AVAILABLE FOR SALE
U.S. Treasury securities  $     -          -  $   995      6.17%
U.S. Government agency
  securities                    -          -    5,052      6.12%
Obligations of states and
  political subdivisions      385       5.92%     899      6.20%
Other securities                -          -   11,072      6.36%
                          --------  --------- --------  --------
  Total available for sale $   385      5.92% $18,018      6.28%
                          --------  --------- --------  --------

HELD TO MATURITY
U.S. Treasury securities  $ 4,999       5.31% $ 1,989      6.19%
U.S. Government agency
  securities               16,989       5.32%  15,198      6.37%
Obligations of states and
  political subdivisions      120       4.05%   3,196      5.80%
Other securities            3,538       6.49%   4,209      6.35%
                          --------  --------- --------  --------
  Total held to maturity  $25,646       5.47% $24,592      6.28%
                          --------  --------- --------  --------
  Total debt securities   $26,031       5.48% $42,610      6.28%
                          ========  ========= ========  ========


                          5 Years to 10 Years   Over 10 Years
                          ------------------- -----------------
                                       <F*>               <F*>
                                     Weighted           Weighted
                           Amount     Yield    Amount     Yield
                          --------  --------- --------  --------
AVAILABLE FOR SALE
U.S. Treasury securities  $     -          -  $     -         -
U.S. Government agency
  securities                    -          -        -         -
Obligations of states and
  political subdivisions        -          -        -         -
Other securities              508       6.00%       -         -
                          --------  --------- --------  --------
  Total available for sale $   508      6.00% $     -         -
                          --------  --------- --------  --------

HELD TO MATURITY
U.S. Treasury securities  $     -          -  $     -         -
U.S. Government agency
  securities                    -          -        -         -
Obligations of states and
  political subdivisions    3,740       5.56%   2,820      5.50%
Other securities              342       7.60%     308      9.60%
                          --------  --------- --------  --------
  Total held to maturity  $ 4,082       5.73% $ 3,128      5.91%
                          --------  --------- --------  --------
  Total debt securities   $ 4,590       5.76% $ 3,128      5.91%
                          ========  ========= ========  ========



                                 Total
                          -------------------
                                       <F*>
                                     Weighted
                           Amount     Yield
                          --------  ---------
AVAILABLE FOR SALE
U.S. Treasury securities  $   995       6.17%
U.S. Government agency
  securities                5,052       6.12%
Obligations of states and
  political subdivisions    1,284       6.12%
Other securities           11,580       6.35%
                          --------  ---------
  Total available for sale $18,911      6.26%
                          --------  ---------

HELD TO MATURITY
U.S. Treasury securities  $ 6,988       5.56%
U.S. Government agency
  securities               32,187       5.81%
Obligations of states and
  political subdivisions    9,876       5.60%
Other securities            8,397       6.58%
                          --------  ---------
  Total held to maturity  $57,448       5.86%
                          --------  ---------
  Total debt securities   $76,359       5.96%
                          ========  =========

<F*> The weighted average yield has not been computed on a tax equivalent basis.

Loan Portfolio
--------------
Total loans increased by $4,639,000 or 4.61% in 1997 and $8,022,000 or 8.66% in 1996. Consumer lending fueled the growth in 1996 and 1997, primarily in the residential mortgage and home equity areas. As in 1996 and 1997, Management intends to concentrate on consumer and small business lending in 1998 utilizing the Bank and Flex. This will permit Philson to meet the needs of the communities for which it serves. The call program instituted in 1994, and further refined in subsequent years, provides Management with a method to monitor the progress made by officers in meeting the needs of consumers and small businesses. For further discussion on loan composition, loan maturities and rate sensitivity of the loan portfolio, see the "Notes to the Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, page 13), incorporated herein by reference.

The following is a schedule of loans by classification for the five most recent years ended December 31, (dollars in thousands):





                                1997                1996
                          ------------------  ------------------
                                     Percent            Percent
                           Amount   of Total   Amount  of Total
                          --------  --------- -------- ---------
Commercial, financial
  and agricultural        $ 19,244     18.28% $ 17,891    17.77%
Real estate - mortgage:
   Residential              61,616     58.52%   58,797    58.42%
   Commercial               11,412     10.84%   10,916    10.84%
Installment loans to
  individuals               13,021     12.36%   13,050    12.97%
                          --------  --------- -------- ---------
     Total loans           105,293    100.00%  100,654   100.00%
                                    =========          =========
Less allowance for
  loan losses                2,729               3,017
                          --------            --------
     Net loans            $102,564            $ 97,637
                          ========            ========




                                1995                1994
                          ------------------  ------------------
                                     Percent            Percent
                           Amount   of Total   Amount  of Total
                          --------  --------- -------- ---------
Commercial, financial
  and agricultural        $ 14,631     15.80% $ 13,119    14.70%
Real estate - mortgage:
   Residential              52,433     56.60%   49,138    55.06%
   Commercial               10,672     11.52%   10,405    11.66%
Installment loans to
  individuals               14,896     16.08%   16,580    18.58%
                          --------  --------- -------- ---------
     Total loans            92,632    100.00%   89,242   100.00%
                                    =========          =========
Less allowance for
  loan losses                2,882               2,727
                          --------            --------
     Net loans            $ 89,750            $ 86,515
                          ========            ========




                                1993
                          ------------------
                                     Percent
                           Amount   of Total
                          --------  ---------
Commercial, financial
  and agricultural        $ 13,447     14.89%
Real estate - mortgage:
   Residential              43,120     47.73%
   Commercial               12,106     13.40%
Installment loans to
  individuals               21,667     23.98%
                          --------  ---------
     Total loans            90,340    100.00%
                                    =========
Less allowance for
  loan losses                2,754
                          --------
     Net loans            $ 87,586
                          ========



Non-Performing Assets and Risk Elements
---------------------------------------
Reviews of the loan portfolio are conducted by an internal committee quarterly and annually by an outside consultant. The results of the outside consultant are then compared to the internal reviews with detailed explanations of differences, if any. Commercial loans and residential mortgages are placed on a non-accrual status when principal and interest become 90 days past due. Delinquent loans are reviewed monthly by senior management and the Loan Committee of the Board. Generally, all consumer loans and commercial loans less than $100,000 and not secured by real estate, will be charged-off at 90 days past due, while all loans secured by real estate and in the process of foreclosure will be charged-off at 180 days past due. All commercial loans greater than $100,000 and not secured by real estate, will be subject to the conditions of the action plan between Philson and the customer to correct the default.

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged-off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that Philson did not have any loans that met the definition of a restructured loan for December 31, 1997 and 1996.

It is Management's opinion that Philson did not have any loans that met the definition of an impaired loan as of December 31, 1997 and 1996. See the "Notes to the Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, page 13), incorporated herein by reference, for more discussion.

The following table presents information concerning non-performing assets including non-accrual loans and loans 90 days or more past due for the five most recent years ended December
31, (dollars in thousands).


     NON-PERFORMING LOANS AND OTHER NON-PERFORMING ASSETS


                                          1997     1996   1995
                                         ------   ------ ------
Loans on non-accrual status              $ 364    $ 676  $ 102
Loans past due 90 days or more             464       23     52
                                         ------   ------ ------
  TOTAL NON-PERFORMING LOANS               828      699    154
                                         ------   ------ ------
Other real estate                            1        1     31
Repossessed assets                           -        -      -
                                         ------   ------ ------
  TOTAL NON-PERFORMING ASSETS            $ 829    $ 700  $ 185
                                         ======   ====== ======
Non-performing loans as
  a percent of total loans                0.79%    0.69%  0.17%

Non-performing assets as
  a percent of total loans                0.79%    0.70%  0.20%

Non-performing assets as
  a percent of total assets               0.41%    0.35%  0.09%


                                          1994     1993
                                         ------   ------
Loans on non-accrual status              $ 428    $1,624
Loans past due 90 days or more              20        13
                                         ------   ------
  TOTAL NON-PERFORMING LOANS               448     1,637
                                         ------   ------
Other real estate                            2        58
Repossessed assets                           -        36
                                         ------   ------
  TOTAL NON-PERFORMING ASSETS            $ 450    $1,731
                                         ======   ======
Non-performing loans as
  a percent of total loans                0.50%    1.81%

Non-performing assets as
  a percent of total loans                0.50%    1.92%

Non-performing assets as
  a percent of total assets               0.23%    0.92%



Allowance for Loan Losses
-------------------------
The allowance for loan losses decreased due to net charge-offs of $308,000 in 1997 and increased due to net recoveries of $135,000 in 1996. Net recoveries (charge-offs) as a percent of average loans outstanding were (.30%) at December 31, 1997 and .14% for December 31, 1996. For December 31, 1997 and 1996, the allowance for loan losses represents 2.59% and 3.00% of total loans, respectively.

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is based on Management's continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, and detailed analysis of individual loans and credits for which full collectability may not be assured.
The detailed analysis includes estimates of the fair market value of collateral and the existence of potential alternative sources of repayment. The appropriate allowance level is estimated based upon factors and trends identified by Management on a continuing basis.

The ultimate recovery of all loans is susceptible to future market factors beyond Philson's control. These factors may result in losses or recoveries differing significantly from those provided by Management's estimates of the allowance for loan losses.

The Bank has a Resource Recovery Department which continually pursues and monitors delinquent and charged-off loans. This department assists Management in maintaining low levels of both non-performing and charged-off loans and is primarily responsible for the recoveries of previously charged-off loans.

The following tables present analysis of the allowance for loan losses for the five most recent years ended December 31, (dollars in thousands). In the table, Allocation of the Allowance for Loan Losses, a portion of the allowance for loan losses is specifically allocated or restricted to individual loans or a group of loans. Any remaining allowance for loan losses would be available to absorb losses on other loans.


          ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                       1997      1996     1995
                                     --------  --------  -------
LOANS OUTSTANDING AT END OF PERIOD   $105,293  $100,654  $92,632
AVERAGE LOANS OUTSTANDING            $103,473  $ 96,898  $90,948

ALLOWANCE FOR LOAN LOSSES:
BALANCE AT BEGINNING OF PERIOD       $  3,017  $  2,882  $ 2,727

CHARGE-OFFS:
  Commercial, financial and
    agriculture                             -         -       37
  Real estate-mortgage:
     Residential                          294       191      127
     Commercial                           273         -        -
  Installment loans to individuals         31        53       85
                                     --------  --------  -------
      Total charge-offs                   598       244      249

RECOVERIES:
  Commercial, financial and
    agriculture                             4         -       32
  Real estate-mortgage:
     Residential                          252       124       70
     Commercial                             -       197      191
  Installment loans to individuals         34        58      111
                                     --------  --------  -------
      Total recoveries                    290       379      404

Net Recoveries (Charge-offs)             (308)      135      155
Additions charged (credited) to
  operations                               20         -        -
                                     --------  --------  -------
BALANCE AT END OF PERIOD             $  2,729  $  3,017  $ 2,882
                                     ========  ========  =======
Ratio of net-recoveries (charge-offs)
  during the period to average loans
  outstanding during the period       (0.30%)    0.14%    0.17%

Allowance for loan losses as a
  percent of total loans outstanding   2.59%     3.00%    3.11%



                                       1994      1993
                                     --------  --------
LOANS OUTSTANDING AT END OF PERIOD   $ 89,242  $ 90,426
AVERAGE LOANS OUTSTANDING            $ 88,180  $ 93,462

ALLOWANCE FOR LOAN LOSSES:
BALANCE AT BEGINNING OF PERIOD       $  2,754  $  2,801

CHARGE-OFFS:
  Commercial, financial and
    agriculture                             -       122
  Real estate-mortgage:
     Residential                          175       113
     Commercial                             -       160
  Installment loans to individuals        151       356
                                     --------  --------
      Total charge-offs                   326       751

RECOVERIES:
  Commercial, financial and
    agriculture                             1       207
  Real estate-mortgage:
     Residential                          164        41
     Commercial                           150        20
  Installment loans to individuals        102       203
                                     --------  --------
      Total recoveries                    417       471

Net Recoveries (Charge-offs)               91      (280)
Additions charged (credited) to
  operations                             (118)      233
                                     --------  --------
BALANCE AT END OF PERIOD             $  2,727  $  2,754
                                     ========  ========
Ratio of net-recoveries (charge-offs)
  during the period to average loans
  outstanding during the period        0.10%    (0.30%)

Allowance for loan losses as a
  percent of total loans outstanding   3.06%     3.05%




       ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                        1997      1996    1995
                                      --------  -------- -------
Commercial, financial and agriculture $ 1,503   $ 1,882  $ 1,650
Real estate - mortgage:
   Residential                            464       461      380
   Commercial                             287        95      210
Installment loans to individuals          246       319      389
Off-balance-sheet risk                    229       260      253
                                      --------  -------- -------
   Total                              $ 2,729   $ 3,017  $ 2,882
                                      ========  ======== =======

                                        1994      1993
                                      --------  --------
Commercial, financial and agriculture $ 1,507   $ 1,991
Real estate - mortgage:
   Residential                            303       103
   Commercial                             197       104
Installment loans to individuals          546       416
Off-balance-sheet risk                    174       140
                                      --------  --------
   Total                              $ 2,727   $ 2,754
                                      ========  ========



Deposits
--------
At December 31, 1997 and 1996, total deposits increased $763,000 or .44% and $2,622,000 or 1.53%, respectively. Noninterest-bearing demand deposits increased $1,982,000 or 9.64% in 1997 and $386,000 or 1.91% in 1996. The increase in noninterest-bearing deposits in 1997 was attributed to decreases in interest-bearing deposits with the balance of the increase from new accounts.
Time deposits decreased $1,411,000 or 1.76% in 1997 and increased $1,654,000 or 2.11% in 1996 as the result of instituting, in August 1996, a 15-month single maturity time deposit and a One Year 7 Day Access time deposit in 1994. Part of the increase in time deposits in 1996 was attributed to decreases in savings and money market accounts with the balance of the increase from new account relationships. See the "Notes to the Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, page 14), incorporated herein by reference, for maturities on time deposits of $100,000 or more.

The following table sets forth the average amounts and average rates paid on each of the following deposit categories at December 31, 1997, 1996, and 1995 (dollars in thousands).

                                 1997                1996
                           -----------------   -----------------
                            Average  Average    Average  Average
                            Balance   Rate      Balance   Rate
                           --------- -------   --------- -------
Noninterest-bearing demand $ 21,284       -    $ 19,705       -
Interest-bearing demand      26,580    1.10%     25,378    1.49%
Savings                      35,630    2.79%     36,515    2.89%
Money market                 12,483    2.49%     12,365    2.55%
Time                         80,010    5.18%     79,074    5.19%
                           --------- -------   --------- -------
  Total                    $175,987    3.26%   $173,037    3.38%
                           ========= =======   ========= =======

                                 1995
                           -----------------
                            Average  Average
                            Balance   Rate
                           --------- -------
                                     <C
Noninterest-bearing demand $ 18,047       -
Interest-bearing demand      24,168    1.66%
Savings                      36,913    2.99%
Money market                 13,775    2.63%
Time                         76,379    5.35%
                           --------- -------
  Total                    $169,282    3.51%
                           ========= =======


Liquidity and Cash Flows
------------------------
To ensure that Philson can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, Philson manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, at December 31, 1997, 1996, and 1995 (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.



                                     1997      1996      1995
                                   --------  --------  --------
Cash and due from banks            $ 6,382   $ 8,916   $ 6,587
Interest-bearing deposits in
  other banks                          511         -         -
Federal funds sold                   8,900     6,500     8,800
Investment securities available
  for sale                          20,183       579         -
Investment securities held to
  maturity maturing in one year
  or less                           25,646    18,512    22,027
                                   --------  --------  --------
   Total                            61,622    34,507    37,414
Less short-term borrowings           3,348     2,013     7,645
                                   --------  --------  --------
   Net liquidity position          $58,274   $32,494   $29,769
                                   ========  ========  ========

   As a percent of total assets     28.84%    16.44%    14.97%
                                   ========  ========  ========


Inflation and Changing Prices
-----------------------------
Management is aware of the impact inflation has on interest rates and therefore, the impact it can have on Philson's performance. The ability of a financial institution to cope with inflation can only be determined by analysis and monitoring of its asset and liability structure. Philson monitors its asset and liability position, with particular emphasis on the mix of interest rate-sensitive assets and liabilities, in order to reduce the effect of inflation upon its performance. However, it must be remembered that the asset and liability structure of a financial institution is substantially different from that of an industrial corporation in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in prices. Examples of monetary items include cash, loans and deposits. Non-monetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes. Examples of non-monetary items are premises and equipment.

Inflation can have a more direct impact on categories of noninterest expenses such as salaries and wages, employee benefit costs and supplies. These expenses normally fluctuate more in line with changes in general price level and are very closely monitored by Management for both the effects of inflation and increases relating to such items as staffing levels, usage of supplies and occupancy costs.

Year 2000 Compliance
--------------------
Philson and its subsidiaries primary business activities are heavily dependent upon the use of sophisticated computer systems. As the millennium ("year 2000" or "Y2K") approaches, many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, Philson and its subsidiaries have received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

Philson has established a management committee to identify all of its functions potentially affected by the year 2000, and to ensure that re-programming of the affected systems will be completed by December 31, 1998, thus allowing adequate time for testing. Philson does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations.

Capital Resources
-----------------
Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. Philson manages its capital to execute its strategic business plans and support its growth and investments.
During 1997, Philson increased its capital base $2,272,000 or 10.72%, primarily through retained earnings. For 1996, the capital increased $1,865,000 or 9.65%.

Regulatory agencies have capital adequacy and risk-based capital adequacy guidelines by which they monitor the capital adequacy of financial institutions and holding companies. Philson has complied with the regulatory requirements and expects to remain in compliance in the future.

The first measure is risked-based capital which measures the relationship between capital, segregated between Tier 1 and Tier
2 capital, and risk-weighted assets, as defined.

Tier 1 capital generally consists of stockholders' equity, non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries. Tier 2 capital includes the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term subordinated debt and other hybrid capital instruments. Tier 1 and Tier 2 capital are reduced by such items as goodwill and other certain intangible assets. Additionally, Tier 2 capital cannot exceed 50% of the minimum capital requirements, which is 8% for 1997. Total capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets are derived by applying certain predetermined percentages, ranging from 0% to 100% to on-balance-sheet assets and off-balance-sheet items based upon their defined measure of credit risk.

The secured measure is the leverage capital ratio which evaluates capital adequacy based upon Tier 1 capital in relation to quarterly average assets, adjusted for the allowance for loan losses, goodwill and certain other intangible assets. The minimum leverage capital ratio for the highest rated institutions is 3%, with all other institutions expected to maintain higher ratios.

Furthermore, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Banking Regulators have set the minimum risk-based capital ratios for a well capitalized banking institution at 6% Tier 1 capital, 10% total capital and 5% leverage capital. Philson has exceeded all these capital ratios and expects to exceed these ratios in the future to continue to be classified as well capitalized. Further information is contained in the 1997 Annual

Report under the sections captioned "Financial Highlights", (Exhibit 13.a, listed on page 2), and "Notes to Consolidated
Financial Statements" , (Exhibit 13.b, pages 17 and 18), incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

As a financial institution, Philson's primary components of market risk are interest rate volatility and liquidity risk. Because of the nature of Philson's operations, Philson is not subject to currency exchange or commodity price risk, and since Philson has no trading portfolio, it is not subject to trading risk. At December 31, 1997, Philson does not have any hedging transactions in place such as interest rate swaps and caps. Philson currently has highly rated available for sale securities that represent 25.7% of its investment portfolio and, therefore, equity price risk is not significant. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Philson's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term maturity. Since all of Philson's interest bearing liabilities and virtually all of Philson's interest earning assets are located at the Bank, virtually all of Philson's interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy.

The Bank's interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time. These differences are known as interest sensitivity gaps. Philson utilized gap management and simulation modeling as the primary means of measuring interest rate risk. Gap analysis identifies and quantifies Philson's exposure or vulnerability to changes in interest rates in relationship to Philson's interest rate sensitivity position. A rate sensitive asset or liability is one which is capable of being repriced (i.e. the interest rate can be adjusted or principal can be reinvested) within a specified period of time. Subtracting total rate sensitive liabilities (RSL) from total rate sensitive assets (RSA) within specified time horizons nets Philson's gap positions. These gaps will reflect Philson's exposure to changes in market interest rates, as discussed below.

Since many of Philson's deposit liabilities are capable of being immediately repriced, a portion of the investment portfolio consists of available for sale securities and Philson offers variable rate loan products in order to maintain a proper balance in its ability to reprice various interest bearing assets and liabilities. Furthermore, Philson's deposit rates are not tied to an external index over which Philson could exercise no control. As a result, although changing market interest rates impact repricing, Philson has retained much of its control over repricing.

Philson actively manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. The repricing analysis is based upon the repricing intervals of variable rate assets and liabilities and upon contractual maturities of fixed rate instruments with adjustments for principal amortization of appropriate balance sheet items and projected prepayments for loans and mortgage-backed securities. Prepayment projections are developed from historical prepayment data for each type of asset. The table shown in Management's Discussion and Analysis under the section Interest Sensitivity, page 20, sets forth, in summary form, Philson's repricing analysis at December 31, 1997.

The simulation model also calculates earnings of Philson based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable decrease. Such analysis translates interest rate movements and Philson's rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. Based upon the economic forecasts of the most likely interest rate movement, Philson's 12 month percentage deviation of earnings from a flat rate scenario would be less than 1 percent (1%).

The data included in the Interest Sensitivity table indicates that Philson is asset sensitive within one year. During times of rising interest rates, an asset sensitive gap could positively affect net interest income as rates would be increased on a larger volume of assets as compared to deposits. As a result, interest income would increase more rapidly than interest expense. An asset sensitive gap could negatively affect net interest income in an environment of decreasing interest rates as a greater amount of interest bearing assets would be repricing at lower rates. Generally, a liability sensitive gap indicates that declining interest rates could positively affect net interest income as expense of liabilities would decrease more rapidly than interest income would decline. Conversely, rising rates could negatively affect net interest income as income from assets would increase less rapidly than deposit costs. Although rate sensitivity analysis enable Philson to minimize interest rate risk, the magnitude of rate increases or decreases on assets versus liabilities may not correlate directly. As a result, fluctuations in interest spreads can occur even when repricing capabilities are perfectly matched.

It is the policy of Philson to generally maintain a gap of between .70 and 1.20 for the one year time horizon, although Philson typically attempts to maintain a ratio of near 1.00 in order to minimize the impact of changes in market interest rates. When Management believes that interest rates will increase it can take actions to increase the RSA/RSL ratio. When Management believes interest rates will decline, it can take actions to decrease the RSA/RSL ratio.

Changes in market interest rates can also affect Philson's liquidity position through the impact rate changes may have on the market value of Philson's investment portfolio. Rapid increases in market rates can negatively impact the market values of investment securities. As securities values decline it becomes more difficult to sell investments to meet liquidity demands without incurring a loss. Philson can address this by increasing liquid funds which may be utilized to meet unexpected liquidity needs when a decline occurs in the volume of securities which may be sold without Philson incurring a net loss.

Information shown elsewhere in this 10K, specifically within Management's Discussion and Analysis, will assist in the understanding of how Philson is positioned to react to changing interest rates. In particular, the section on Financial Condition, that contains the discussion of the investment securities portfolio, loan portfolio, non-performing assets and risk elements, allowance for loan losses, deposits, liquidity and cash flows, inflation and changing prices, and capital resources should be considered together with the discussion on interest rate sensitivity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Philson's Consolidated Financial Statements and notes thereto are contained in the 1997 Annual Report, (Exhibit 13.b, pages 5 -
20), incorporated herein by reference.

Philson does not meet both of the tests under Item 302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
========
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information is contained in Philson's Proxy
Statement for the 1998 Annual Meeting of Stockholders, incorporated herein by reference.

Section 16(a) of the Exchange Act requires Philson's officers, directors and persons owning more than 10% of Philson's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and such shareholders are required by regulation to furnish Philson with copies of all Section 16(a) forms they file. Except as stated in "Principal Holders of Stock" of Philson's Proxy Statement for the 1998 Annual Meeting of Stockholders, Philson knows of no person who owned 10% or more of its Common Stock.

Based upon review of copies of the forms furnished to Philson, Philson believes that during 1997 all Section 16(a) filing requirements were complied with in a timely manner.


ITEM 11.  EXECUTIVE COMPENSATION

The required information is contained in Philson's Proxy
Statement for the 1998 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The required information is contained in Philson's Proxy
Statement for the 1998 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions, proposed or consummated, between Philson, the Bank, and Flex with any director or executive officer, or any associate of the foregoing persons. Philson, the Bank, and Flex have had and intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers. The required information is contained in the "Notes to Consolidated Financial Statements" of the 1997 Annual Report, (Exhibit 13.b, page 13), incorporated herein by reference.


PART IV
=======
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(A)1. The Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1997.

(A)2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)3.     Exhibits.

Exhibit Number Referred to
Item 601 of Regulation S-K    Description of Exhibit
--------------------------    -----------------------------------
           2                  None.

           3(i)(a) Articles of Incorporation filed on October 2, 1990, at Exhibit 3(i) to Form S-4 (No. 33-35933), and
                              hereby incorporated by reference.

           3(i)(b)            Amendment to Articles of
                              Incorporation effective October 21,
                              1997, filed via Edgar on Form 8A
                              (File No. 001-13599) on
                              November 12, 1997, and hereby
                              incorporated by reference.

           3(ii) By-laws of the Registrant filed on October 2, 1990, at Exhibit 3(ii) to Form S-4 (No. 33-35933), and
                              hereby incorporated by reference.

           4                  None.

           9                  None.

          10                  None.

Exhibit Number Referred to
Item 601 of Regulation S-K    Description of Exhibit
--------------------------    -----------------------------------

          11                  Included herein at Exhibit 13b,
                              at pages 5 and 10 of Philson's
                              Annual Report to Shareholders.

          12                  None.

          13                  Excerpts from the Annual Report to
                              Shareholders for Fiscal Year Ended
                              December 31, 1997.

          13.a                "Financial Highlights", listed on
                              page 2 of the 1997 Annual Report to
                              Shareholders.

          13.b                "Consolidated Financial Statements
                              and Notes thereto", pages 5 - 20
                              of the 1997 Annual Report to
                              Shareholders.

          16                  None.

          18                  None.

          19                  None.

          21                  List of Subsidiaries

                              Name         State of Incorporation
                              ------------ ----------------------
                              First Philson
                              Bank, N.A.        Pennsylvania

                              Flex Financial
                              Consumer Discount
                              Company           Pennsylvania

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

Date:  March 17, 1998           Date:  March 17, 1998

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

Date:  March 17, 1998           Date:  March 17, 1998



By: /s/ Richard P. Bulow        By: /s/ Tommy R. Croner
    --------------------------      --------------------------
    Richard P. Bulow, Director      Tommy R. Croner, Director

Date:   March 17, 1998          Date:   March 17, 1998



By: /s/ Theodore Deskevich      By: /s/ George W. Hay
    --------------------------      --------------------------
    Theodore Deskevich, Director    George W. Hay, Director

Date:   March 17, 1998          Date:   March 17, 1998

By: /s/ Gary W. Sterner         By: /s/ Earl K. Wahl
    --------------------------      --------------------------
    Gary W. Sterner, Director       Earl K. Wahl, Director

Date:   March 17, 1998          Date:   March 17, 1998



By: /s/ H. Dean White           By: /s/ George R. Shafer
    --------------------------      --------------------------
    H. Dean White, Director         George R. Shafer, Director

Date:   March 17, 1998          Date:   March 17, 1998



By: /s/ James E. Croner
    --------------------------
    James E. Croner, Director

Date:   March 17, 1998