Form 10-Q
period 1998-03-31
FIRST PHILSON FINANCIAL CORP
filed 1998-05-14
CIK 779784

UNTITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended        March 31, 1998
                                   -------------------------------

                                or

[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

      For the transition period from             to
                                     -----------     -------------

      Commission file number                  000-20163
                              ------------------------------------


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

(Registrant's telephone number, including area code)(814) 267-4666
                                                     -------------

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

As of May 8, 1998, there were 1,742,400 shares outstanding of the issuer's common stock.

               First Philson Financial Corporation
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                             Page
                                                            ------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited)
            as of March 31, 1998 and December 31, 1997        3

            Consolidated Statement of Income (Unaudited)
            for the Three Months Ended March 31, 1998
            and 1997                                          4

            Consolidated Statement of Changes in
            Stockholders' Equity for the Three Months
            Ended March 31, 1998                              5

            Consolidated Statement of Cash Flows
            (Unaudited) for the Three Months Ended
            March 31, 1998 and 1997                           6

            Notes to Consolidated Financial Statements
            (Unaudited)                                       7


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    8-13


   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                     14-16


PART II - OTHER INFORMATION                                  17

   Item 1.  Legal Proceedings

        2.  Changes in Securities

        3.  Defaults Upon Senior Securities

        4.  Submission of Matters to a Vote of Security Holders

        5.  Other Information

        6.  Exhibits and Reports on Form 8-K


Signatures                                                   18


                First Philson Financial Corporation
              CONSOLIDATED BALANCE SHEET (Unaudited)
                      (Dollars in thousands)


                                      March 31,    December 31,
                                        1998           1997
                                    ------------   ------------
ASSETS
Cash and due from banks             $     6,144    $     6,382
Interest-bearing deposits in
  other banks                               511            511
Federal funds sold                        9,900          8,900
Investment securities available
  for sale                               23,075         20,183
Investment securities held to
  maturity (market values of
  $54,545 and $57,767)                   54,226         57,448
Total loans                             105,006        105,293
Less allowance for loan losses            2,670          2,729
                                    ------------   ------------
        Net loans                       102,336        102,564

Premises and equipment, net               2,995          3,008
Accrued interest receivable               1,943          1,849
Other assets                              1,334          1,180
                                    ------------   ------------
       TOTAL ASSETS                 $   202,464    $   202,025
                                    ============   ============

LIABILITIES
Deposits:
      Noninterest-bearing demand    $    21,330    $    22,549
      Interest-bearing demand            26,559         25,086
      Savings                            36,269         35,274
      Money market                       11,629         12,733
      Time                               78,881         78,601
                                    ------------   ------------
        Total deposits                  174,668        174,243

Securities sold under agreements
  to repurchase                           1,901          1,674
U. S. Treasury demand notes                 757          1,674
Accrued interest payable                    556            546
Other liabilities                           642            417
                                    ------------   ------------
       TOTAL LIABILITIES                178,524        178,554
                                    ------------   ------------

STOCKHOLDERS' EQUITY
Common stock ($2.50 par value,
 10,000,000 shares authorized,
 1,742,400 shares issued and
 outstanding)                             4,356          4,356
Capital surplus                          11,644         11,644
Retained earnings                         7,721          7,245
Net unrealized gain on securities           219            226
                                    ------------   ------------
       TOTAL STOCKHOLDERS' EQUITY        23,940         23,471
                                    ------------   ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY        $   202,464    $   202,025
                                    ============   ============


See accompanying notes to the consolidated financial statements.



                First Philson Financial Corporation
           CONSOLIDATED STATEMENT OF INCOME (Unaudited)
         (Dollars in thousands, except per share amounts)


                                    Three Months Ended March 31,
                                        1998           1997
                                    ------------   ------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans        $     2,388    $     2,262
  Interest-bearing deposits in
   other banks                                8              -
  Interest on federal funds sold            122            120
  Investment securities:
        Taxable interest                    970            982
        Tax exempt interest                 156            172
                                    ------------   ------------
           Total interest and
             dividend income              3,644          3,536
                                    ------------   ------------
INTEREST EXPENSE
  Interest on deposits                    1,401          1,401
  Interest on borrowed funds                 29             21
                                    ------------   ------------
           Total interest expense         1,430          1,422
                                    ------------   ------------

NET INTEREST INCOME                       2,214          2,114
Provision for loan losses                     8              -
                                    ------------   ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES               2,206          2,114
                                    ------------   ------------

OTHER INCOME
  Service charges on deposit
   accounts                                 128            130
  Other income                               88             94
                                    ------------   ------------
       Total other income                   216            224
                                    ------------   ------------
OTHER EXPENSE
  Salaries and employee benefits            830            775
  Premises and equipment expense            238            199
  Other expense                             415            423
                                    ------------   ------------
       Total other expense                1,483          1,397
                                    ------------   ------------

Income before income taxes                  939            941
Income tax expense                          254            253
                                    ------------   ------------

NET INCOME                          $       685    $       688
                                    ============   ============

EARNINGS PER SHARE                  $      0.39    $      0.39

CASH DIVIDENDS PER SHARE            $      0.12    $      0.08

WEIGHTED AVERAGE SHARES
  OUTSTANDING                         1,742,400      1,742,400


See accompanying notes to the consolidated financial statements.
                               4


               First Philson Financial Corporation
               CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY





                                          Unrealized
                                             Gain
                                          (Losses) on
                                          Securities    Total
                Common Capital  Retained  Available  Stockholders'
                Stock  Surplus  Earnings  for Sale      Equity
                ------ -------  --------  ---------- -------------
Balance,
December 31,
 1997           $4,356 $11,644  $ 7,245   $    226   $     23,471
  Net Income                        685                       685
  Other
   Comprehen-
   sive
   income, net
   of tax,
   unrealized
   gain on
   securities,
   net of
   reclassifi-
   cation
   adjustment                                   (7)            (7)
  Comprehensive
   Income
  Cash dividend
   ($.12 per
     share)                        (209)                     (209)
                ------ -------  --------  ---------- -------------
Balance,
 March 31,1998  $4,356 $11,644  $ 7,721   $     219  $     23,940
                ====== =======  ========  ========== =============

                                Comprehensive
                                   Income
                                -------------
Balance,
December 31,
 1997
  Net Income                    $        685
  Other
   Comprehensive
   income, net
   of tax,
   unrealized
   gain on
   securities,
   net of
   reclassification
   adjustment                             (7)
  Comprehensive                 -------------
   Income                       $        678
                                =============

See accompanying notes to the consolidated financial statements.



                First Philson Financial Corporation
           CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                       (Dollars in thousands)


                                    Three Months Ended March 31,
                                        1998           1997
                                    ------------   ------------
OPERATING ACTIVITIES
  Net Income                        $       685    $       688
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
       Provision for loan losses              8              -
       Depreciation, amortization
        and accretion, net                   73             52
       Increase in accrued interest
        receivable                          (94)          (207)
       Increase in accrued interest
        payable          10                   8
       Other, net                            75            121
                                    ------------   ------------
          Net cash provided by
           operating activities             757            662
                                    ------------   ------------
INVESTING ACTIVITIES
  Proceeds from maturities and
    repayments of investment
    securities held to maturity           6,236          5,033
  Purchase of investment securities
    Held to maturity                     (3,000)          (979)
    Available for sale                   (2,899)        (2,166)
  Net increase (decrease) in loans          223           (426)
  Purchase of premises and equipment       (81)            (44)
                                    ------------   ------------
          Net cash provided by
           investing activities             479          1,418
                                    ------------   ------------
FINANCING ACTIVITIES
  Net increase in deposits                  425            578
  Increase in securities sold
   under agreements to repurchase           227             83
  Increase (decrease) in U.S.
   Treasury demand notes                   (917)           334
  Cash dividends paid                      (209)          (153)
                                    ------------   ------------
          Net cash provided by
           (used for) financing
           activities                      (474)           842
                                    ------------   ------------

          Increase in cash and
            cash equivalents                762          2,922

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                  15,282         15,416
                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                   $    16,044    $    18,338
                                    ============   ============


See accompanying notes to the consolidated financial statements.

                First Philson Financial Corporation
      Notes to Consolidated Financial Statements (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
----------------------
The consolidated financial statements include the accounts of First Philson Financial Corporation ("Philson") and its wholly-owned subsidiaries, First Philson Bank, National
Association (the "Bank") and Flex Financial Consumer Discount
Company ("Flex Financial"). All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Reclassification of Comparative Amounts
----------------------------------------
Certain comparative amounts for the previous period have been reclassified to conform to the current period classifications.


NOTE 2 - COMPREHENSIVE INCOME

Effective January 1, 1998, Philson adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statment No. 130, Philson is required to present comprehensive income and its components in a full set of general purpose financial statments. Philson has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                      Financial Condition

Total assets at March 31, 1998 increased by $439,000 from that reported at December 31, 1997. Increases in federal funds sold of $1,000,000 and investment securities available for sale of $2,892,000, were funded primarily by a decrease in investment securities held to maturity of $3,222,000.

The increase in investment securities available for sale was the result of Management's decision to invest in available for sale securities in 1997 in order to enhance the liquidity within the investment portfolio. The decrease in investment securities held to maturity resulted from maturities and calls.

Net loans decreased $228,000 primarily as the result of a decrease in mortgage loans of $919,000, offset by a $319,000 increase in commercial loans. The decrease in mortgage loans occurred essentially in variable rate home equity, residential, and commercial real estate loans. The increase in commercial loans was primarily in fixed rate loans. The allowance for loan losses decreased $59,000 or 2.16% as the result of charge offs exceeding recoveries for the first three months of 1998. As of March 31, 1998, the allowance for loan losses represents 2.54% of the outstanding loan balances as compared to 2.59% for December 31, 1997. As in 1997, 1996 and 1995, Management continues to emphasize consumer and small business lending. This has permitted Philson to meet the needs of the communities for which it serves.

The increase in equity capital was attributed to net earnings of $685,000, less dividend payments totaling $209,000 and a decrease in net unrealized gains on available for sale securities of $7,000. During the first quarter of 1997, Management made a decision to transfer $9,290,000 from Retained Earnings to Capital surplus as permanent capital for Philson.


                         Results of Operations

    Comparison of Three Months Ended March 31, 1998 and 1997.

Philson's net income decreased by $3,000 for the first three months of 1998, as compared to net income for the first three months of 1997. Effecting net income positively was an increase in interest and dividend income of $108,000, while negative effects to net income consisted of increases in interest expense of $8,000 and other expense of $86,000.

Net interest income for 1998 increased $100,000 from 1997 primarily due to an increase in interest and dividend income. The increase in interest and dividend income resulted primarily from an increase in interest and fees on loans of $126,000, offset by a decrease in interest on investment securities of $28,000. The increase in interest and fees on loans is attributable to increases in the average outstanding balance of mortgage loans of $1.7m and commercial loans of $2.0m. The increase in mortgage loans was primarily due to increases in fixed rate residential and commercial real estate loans. The increase in commercial loans was primarily in fixed rate loans. The decrease in interest on investment securities is due to a $1.7m decrease in the average outstanding balance. The increase of $8,000 in interest expense resulted from an increase of $461,000 in the average outstanding balance of repurchase agreements.

Other expense increased $86,000 for 1998 from 1997, primarily as the result of increases in salaries and employee benefits of $55,000 and premises and equipment expense of $39,000, offset by a decrease in other expense of $8,000. The increase in salaries and employee benefits is due to annual employee increases. The increase in premises and equipment expense in 1998 is the result of an increase in depreciation expense for the installation of the new mainframe computer system.


                    Liquidity and Cash Flows

To ensure that Philson can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, Philson manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of March 31, 1998 and December 31, 1997 (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.



                               March 31,      December 31,
                                  1998            1997
                              ------------    ------------

Cash and due from banks       $     6,144     $     6,382
Interest-bearing deposits
  in other banks                      511             511
Federal funds sold                  9,900           8,900
Investment securities
  available for sale               23,075          20,183
Investment securities held
  to maturity, maturing in
  one year or less                 24,953          25,646
                              ------------    ------------
       Total                       64,583          61,622
Less short-term borrowings          2,658           3,348
                              ------------    ------------

       Net liquidity position $    61,925     $    58,274
                              ============    ============
       As a percent of
        total assets                30.59%          28.84%


                       Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. Philson manages its capital to execute its strategic business plans and support its growth and investments. During the first three months of 1998, Philson increased its capital base by $469,000 or 2.00%, primarily through retained earnings. For the first three months of 1997, capital increased by $521,000 or 2.46%.

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

Tier 1 capital generally consists of stockholders' equity, non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries. Tier 2 capital includes the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term subordinated debt and other hybrid capital instruments. Tier 1 and Tier 2 capital are reduced by such items as goodwill and other certain intangible assets. Additionally, Tier 2 capital cannot exceed 50% of the minimum capital requirements, which is 8% for 1998. Total capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets are derived by applying certain predetermined percentages, ranging from 0 to 100% to on-balance-sheet assets and off-balance-sheet items based upon their defined measure of credit risk.

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

Management has calculated and monitored the following capital ratios in order to assess compliance with these regulatory guidelines for Philson at March 31, 1998 and December 31, 1997,
(dollars in thousands):


                          March 31, 1998    December 31, 1997
                          Amount    Ratio    Amount    Ratio
                         --------  -------  --------  -------

Total Capital
 (to Weighted Assets)
Actual                   $ 25,268  20.60%   $ 24,770   20.51%
For Capital Adequacy
 Purposes                   9,812   8.00       9,662    8.00
To Be Well Capitalized     12,265  10.00      12,077   10.00

Tier 1 Capital Ratio
 (to Weighted Assets)
Actual                   $ 23,721  19.34%   $ 23,245   19.25%
For Capital Adequacy
 Purposes                   4,906   4.00       4,831    4.00
To Be Well Capitalized      7,359   6.00       7,246    6.00

Tier 1 Capital
 (to Average Assets)
Actual                   $ 23,721  11.78%   $ 23,245   11.40%
For Capital Adequacy
 Purposes                   8,056   4.00       8,153    4.00
To Be Well Capitalized     10,070   5.00      10,192    5.00


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on Philson's liquidity, capital resources or operations other than what has been disclosed.


  SIGNIFICANT RATIOS     March 31, 1998     December 31, 1997
----------------------  ----------------   -------------------

Return on Average
 Assets (Annualized)              1.38%                 1.35%

Return on Average
 Equity (Annualized)             11.66%                12.17%

Dividend Payout Ratio            30.08%                24.41%


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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged-off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that Philson did not have any loans that met the definitions of a restructured loan or an impaired loan as of March 31, 1998 and December 31, 1997.

The following table presents information concerning non-performing assets including non-accrual loans and loans 90 days or more past due for March 31, 1998 and December 31, 1997
(dollars in thousands):

                                 March 31,      December 31,
                                   1998            1997
                                ----------      ------------

Loans on non-accrual status      $    415         $      364
Loans past due 90 days or more         48                464
                                ----------       ------------
   Total non-performing loans         463                828
                                ----------       ------------

Other real estate                       1                  1
                                ----------       ------------
   Total non-performing assets   $    464         $      829
                                ==========       ============

Non-performing loans as a
 percent of total loans              0.44%              0.79%

Non-performing assets as a
 percent of total loans              0.44%              0.79%

Non-performing assets as a
 percent of total assets             0.23%              0.41%



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

Philson is currently in the process of upgrading the mainframe software at a cost of approximately $35,000. This upgrade will be to a windows based software and plans are to upgrade all offices with new communication and teller software, as well. These upgrades will coincide with the mainframe hardware upgrade that was completed in 1997, which will allow mainframe access thru the existing network. Existing PC's were upgraded to meet year 2000 requirements along with the purchase of an additional 33 new PC's that meet the same criteria. The existing and new hardware has been configured for the Bank's current network. The network has also undergone upgrades in both hardware and software totaling approximately $35,000.

Testing has already been done on the new and existing PC hardware for year 2000 compliance. Additional testing will be completed by outside certified network engineers on all PC hardware and software by the end of the third quarter 1998. The mainframe system will be tested for year 2000 compliance by December 1998.

Philson has established a management committee to identify all of the functions potentially affected by the year 2000, and to ensure that re-programming of the affected systems will be completed by December 31, 1998, thus allowing adequate time for testing. The management committee meets on a regular basis to determine the status and progress of the year 2000 project. Philson does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, Philson's primary components of market risk are interest rate volatility and liquidity risk. Because of the nature of Philson's operations, Philson is not subject to currency exchange or commodity price risk, and since Philson has no trading portfolio, it is not subject to trading risk. At March 31, 1998 and December 31, 1997, Philson does not have any hedging transactions in place such as interest rate swaps and caps. Philson currently has highly rated available for sale securities that represent 29.9% of its investment portfolio and, therefore, equity price risk is not significant. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Philson's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term maturity. Since all of Philson's interest bearing liabilities and virtually all of Philson's interest earning assets are located at the Bank, virtually all of Philson's interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy.

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

Philson actively manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. The repricing analysis is based upon the repricing intervals of variable rate assets and liabilities and upon contractual maturities of fixed rate instruments with adjustments for principal amortization of appropriate balance sheet items and projected prepayments for loans and mortgage-backed securities. Prepayment projections are developed from historical prepayment data for each type of asset. The following table in summary form shows Philson's repricing analysis at March 31, 1998.


                          0-90       91-180        181-365
                          Days        Days           Days
                        -------      -------       --------

RATE-SENSITIVE ASSETS:

  Loans                 $22,820      $10,430       $ 18,920
  Investment securities
   available for sale     1,209          386            498
  Investment securities
   held to maturity       4,998        5,467         14,488
  Interest-bearing
   deposits in other
   banks                      -          511              -
  Federal funds sold      9,900            -              -
                        -------      -------       --------
   Total rate-sensitive
     assets              38,927       16,794         33,906
                        -------      -------       --------

RATE-SENSITIVE
 LIABILITIES:

 Deposits                35,127       17,074         27,717
 Borrowings               2,658            -              -
                        -------      -------       --------
   Total rate-sensitive
     liabilities         37,785       17,074         27,717
                        -------      -------       --------
Interest
 sensitivity gap         $1,142      $  (280)      $  6,189

Cumulative interest
 sensitivity gap         $1,142      $   862       $  7,051

Cumulative interest
 sensitivity gap
 ratio to total assets    0.56%        0.43%          3.48%



                        1 to 5        Over
                         Years       5 Years        Total
                        -------      -------       --------
RATE-SENSITIVE ASSETS:

Loans                   $37,152      $15,684       $105,006
Investment securities
 available for sale      19,986          996         23,075
Investment securities
 held to maturity        22,109        7,164         54,226
Interest-bearing
 deposits in other
 banks                        -            -            511
Federal funds sold            -            -          9,900
                        -------      -------       --------
Total rate-sensitive
  assets                 79,247       23,844        192,718
                        -------      -------       --------

RATE-SENSITIVE
 LIABILITIES:
 Deposits                73,350           70        153,338
 Borrowings                   -            -          2,658
                        -------      -------       --------
Total rate-sensitive
 liabilities             73,350           70        155,996
                        -------      -------       --------

Interest
 sensitivity gap          $5,897     $23,774       $ 36,722

Cumulative interest
 sensitivity gap         $12,948     $36,722

Cumulative interest
 sensitivity gap
 ratio to total assets     6.40%      18.14%


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

The data included in the Interest Sensitivity table indicates that Philson is asset sensitive within one year. During times of rising interest rates, an asset sensitive gap could positively affect net interest income as rates would be increased on a larger volume of assets as compared to deposits. As a result, interest income would increase more rapidly than interest expense. An asset sensitive gap could negatively affect net interest income in an environment of decreasing interest rates as a greater amount of interest bearing assets would be repricing at lower rates. Generally, a liability sensitive gap indicates that declining interest rates could positively affect net interest income as interest expense on liabilities would decrease more rapidly than interest income would decline. Conversely, rising rates could negatively affect net interest income as income from assets would increase less rapidly than deposit costs. Although rate sensitivity analysis enables Philson to minimize interest rate risk, the magnitude of rate increases or decreases on assets versus liabilities may not correlate directly. As a result, fluctuations in interest spreads can occur even when repricing capabilities are perfectly matched.

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

Information shown elsewhere in this 10Q, specifically within Management's Discussion and Analysis, will assist in the understanding of how Philson is positioned to react to changing interest rates. In particular, the section on Financial Condition, that contains the discussion of the investment securities portfolio, loan portfolio, non-performing assets and risk elements, allowance for loan losses, deposits, liquidity and cash flows, inflation and changing prices, and capital resources should be considered together with the discussion on interest rate sensitivity.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         None.

Item 2 - Changes in Securities
         None.

Item 3 - Defaults upon Senior Securities
         None.

Item 4 - Submission of Matters to a Vote of Security Holders

        (a)     Annual Meeting April 21, 1998

        (b) The following directors were elected at the annual meeting to serve for a three year term or until a mandatory retirement age is reached:

                Richard P. Bulow     Theodore Deskevich
                Gregory A. Croner    H. Dean White

                The following directors' terms continued after the annual meeting:

                Lewis W. Berkley     George R. Shafer
                James E. Croner      Gary Sterner
                Tommy R. Croner      Earl K. Wahl, Jr.
                George W. Hay

                The results of the annual meeting for amending the certificate of incorporation were as follows:

                                 FOR     AGAINST   ABSTAINED
                              ---------  --------  ----------
           Richard P. Bulow   1,320,023   14,568    407,809
           Gregory A. Croner  1,331,575    3,016    407,809
           Theodore Deskevich 1,331,711    2,880    407,809
           H. Dean White      1,332,023    2,568    407,809


Item 5 - Other Information
         None.

Item 6 - Exhibits and Reports on Form 8-K
    No reports have been filed for 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                FIRST PHILSON FINANCIAL CORPORATION
               -------------------------------------
                           (Registrant)


Date      May 13, 1998      By /s/ George W. Hay
       ------------------      ------------------------------
                               George W. Hay
                               President and Chief Executive
                               Officer


                            By /s/ Theodore Deskevich
                               ------------------------------
                               Theodore Deskevich
                               Executive Vice President and
                               Chief Financial Officer