Form 10-Q
period 1998-06-30
FIRST PHILSON FINANCIAL CORP
filed 1998-08-13
CIK 779784

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended        June 30, 1998
                                    ----------------------------

                                or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

    For the transition period from ____________ to _____________

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

As of August 7, 1998, there were 1,742,400 shares outstanding of the issuer's common stock.

               First Philson Financial Corporation
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                          Page
                                                         ------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited)
           as of June 30, 1998 and December 31, 1997         3

           Consolidated Statement of Income (Unaudited)
           for the Three Months and Six Months Ended
           June 30, 1998 and 1997                            4

           Consolidated Statement of Changes in
           Stockholders' Equity for the Six Months
           Ended June 30, 1998                               5

           Consolidated Statement of Cash Flows
           (Unaudited) for the Six Months Ended
           June 30, 1998 and 1997                            6

           Notes to Consolidated Financial Statements
           (Unaudited)                                       7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8-14


  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                     15-17


PART II - OTHER INFORMATION                                 18

  Item 1.  Legal Proceedings

       2.  Changes in Securities

       3.  Defaults Upon Senior Securities

       4.  Submission of Matters to a Vote of Security Holders

       5.  Other Information

       6.  Exhibits and Reports on Form 8-K


Signatures                                                  19


               First Philson Financial Corporation
             CONSOLIDATED BALANCE SHEET (Unaudited)
                     (Dollars in thousands)


                                     June 30,     December 31,
                                       1998           1997
                                   ------------   ------------
ASSETS
Cash and due from banks            $     7,177    $     6,382
Interest-bearing deposits in
  other banks                              512            511
Federal funds sold                      16,300          8,900
Investment securities available
  for sale                              28,975         20,183
Investment securities held to
  maturity (market values of
  $50,276 and $57,767)                  49,938         57,448
Total loans                            103,008        105,293
Less allowance for loan losses           2,889          2,729
                                   ------------   ------------
        Net loans                      100,119        102,564

Premises and equipment, net              3,303          3,008
Accrued interest receivable              1,837          1,849
Other assets                             1,261          1,180
                                   ------------   ------------
       TOTAL ASSETS                $   209,422    $   202,025
                                   ============   ============

LIABILITIES
Deposits:
      Noninterest-bearing demand   $    22,995    $    22,549
      Interest-bearing demand           28,584         25,086
      Savings                           36,597         35,274
      Money market                      12,090         12,733
      Time                              80,947         78,601
                                   ------------   ------------
        Total deposits                 181,213        174,243

Securities sold under agreements
  to repurchase                            963          1,674
U. S. Treasury demand notes              1,828          1,674
Accrued interest payable                   524            546
Other liabilities                          414            417
                                   ------------   ------------
       TOTAL LIABILITIES               184,942        178,554
                                   ------------   ------------

STOCKHOLDERS' EQUITY
Common stock ($2.50 par value,
 10,000,000 shares authorized,
 1,742,400 shares issued and
 outstanding)                            4,356          4,356
Capital surplus                         11,644         11,644
Retained earnings                        8,244          7,245
Net unrealized gain on securities          236            226
                                   ------------   ------------
       TOTAL STOCKHOLDERS' EQUITY       24,480         23,471
                                   ------------   ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY       $   209,422    $   202,025
                                   ============   ============


See accompanying notes to the consolidated financial statements.



               First Philson Financial Corporation
          CONSOLIDATED STATEMENT OF INCOME (Unaudited)
        (Dollars in thousands, except per share amounts)


                                   Three Months Ended June 30,
                                       1998           1997
                                   ------------   ------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans       $     2,417    $     2,291
  Interest-bearing deposits in
   other banks                               8              -
  Interest on federal funds sold           160            178
  Investment securities:
        Taxable interest                 1,008            996
        Tax exempt interest                156            155
                                   ------------   ------------
           Total interest and
            dividend income              3,749          3,620
                                   ------------   ------------
INTEREST EXPENSE
  Interest on deposits                   1,420          1,439
  Interest on borrowed funds                27             26
                                   ------------   ------------
           Total interest expense        1,447          1,465
                                   ------------   ------------

NET INTEREST INCOME                      2,302          2,155
  Provision for loan losses                 12              -
                                   ------------   ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              2,290          2,155
                                   ------------   ------------

OTHER INCOME
  Service charges on deposit
    accounts                               141            148
  Other income                             101             94
                                   ------------   ------------
           Total other income              242            242
                                   ------------   ------------
OTHER EXPENSE
  Salaries and employee benefits           847            794
  Premises and equipment expense           230            205
  Other expense                            445            446
                                   ------------   ------------
           Total other expense           1,522          1,445
                                   ------------   ------------

Income before income taxes               1,010            952
Income tax expense                         278            263
                                   ------------   ------------

NET INCOME                         $       732    $       689
                                   ============   ============

EARNINGS PER SHARE                 $      0.42    $      0.40

CASH DIVIDENDS PER SHARE           $      0.12    $      0.09

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        1,742,400      1,742,400



                                    Six Months Ended June 30,
                                       1998           1997
                                   ------------   ------------
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans       $     4,805    $     4,553
  Interest-bearing deposits in
   other banks                              16              -
  Interest on federal funds sold           282            298
  Investment securities:
        Taxable interest                 1,978          1,978
        Tax exempt interest                312            327
                                   ------------   ------------
           Total interest and
            dividend income              7,393          7,156
                                   ------------   ------------
INTEREST EXPENSE
  Interest on deposits                   2,821          2,840
  Interest on borrowed funds                56             47
                                   ------------   ------------
           Total interest expense        2,877          2,887
                                   ------------   ------------

NET INTEREST INCOME                      4,516          4,269
  Provision for loan losses                 20              -
                                   ------------   ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              4,496          4,269
                                   ------------   ------------

OTHER INCOME
  Service charges on deposit
    accounts                               269            278
  Other income                             189            188
                                   ------------   ------------
           Total other income              458            466
                                   ------------   ------------
OTHER EXPENSE
  Salaries and employee benefits         1,677          1,569
  Premises and equipment expense           468            404
  Other expense                            860            869
                                   ------------   ------------
           Total other expense           3,005          2,842
                                   ------------   ------------

Income before income taxes               1,949          1,893
Income tax expense                         532            516
                                   ------------   ------------

NET INCOME                         $     1,417    $     1,377
                                   ============   ============

EARNINGS PER SHARE                 $      0.81    $      0.79

CASH DIVIDENDS PER SHARE           $      0.24    $      0.17

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        1,742,400      1,742,400



See accompanying notes to the consolidated financial statements.
                               4


               First Philson Financial Corporation
               CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY


                                         Unrealized
                                            Gain
                                         (Losses) on
                                         Securities    Total
               Common Capital  Retained  Available  Stockholders'
               Stock  Surplus  Earnings  for Sale      Equity
               ------ -------  --------  ---------- ------------
Balance,
December 31,
 1997          $4,356 $11,644  $ 7,245   $    226   $    23,471
  Net Income                     1,417                    1,417
  Other
   Comprehensive
   income, net
   of tax,
   unrealized
   gain on
   securities,
   net of
   reclassification
   adjustment                                  10            10
  Comprehensive
   Income
  Cash dividends
   ($.24 per
     share)                       (418)                    (418)
               ------ -------  --------  ---------- ------------
Balance,
 June 30,1998  $4,356 $11,644  $ 8,244   $     236  $    24,480
               ====== =======  ========  ========== ============

                               Comprehensive
                                  Income
                               -------------
Balance,
December 31,
 1997
  Net Income                   $      1,417
  Other
   Comprehensive
   income, net
   of tax,
   unrealized
   gain on
   securities,
   net of
   reclassification
   adjustment                            10
  Comprehensive                -------------
   Income                      $      1,427
                               =============

See accompanying notes to the consolidated financial statements.



               First Philson Financial Corporation
          CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                      (Dollars in thousands)


                                    Six Months Ended June 30,
                                       1998           1997
                                   ------------   ------------
OPERATING ACTIVITIES
  Net Income                       $     1,417    $     1,377
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
       Provision for loan losses            20              -
       Depreciation, amortization
        and accretion, net                 153            108
       Decrease (increase) in
        accrued interest receivable         12            (23)
       Decrease in accrued interest
        payable                            (22)            (5)
       Other, net                          (89)          (308)
                                   ------------   ------------
          Net cash provided by
           operating activities          1,491          1,149
                                   ------------   ------------
INVESTING ACTIVITIES
  Net increase in interest-bearing
     deposits in other banks                (1)             -
  Proceeds from maturities and
    repayments of investment
    securities held to maturity         12,539         11,621
  Purchase of investment securities
    Held to maturity                    (5,002)        (2,973)
    Available for sale                  (8,770)        (6,754)
  Net decrease (increase) in loans       2,428         (1,453)
  Purchase of premises and equipment      (485)          (235)
                                   ------------   ------------
          Net cash provided by
           investing activities            709            206
                                   ------------   ------------
FINANCING ACTIVITIES
  Net increase in deposits               6,970          5,564
  Decrease in securities sold
   under agreements to repurchase         (711)           (58)
  Increase in U.S. Treasury
   demand notes                            154            780
  Cash dividends paid                     (418)          (305)
                                   ------------   ------------
          Net cash provided by
           financing activities          5,995          5,981
                                   ------------   ------------

          Increase in cash and
            cash equivalents             8,195          7,336

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                 15,282         15,416
                                   ------------   ------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                  $    23,477    $    22,752
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


NOTE 2 - COMPREHENSIVE INCOME

Effective January 1, 1998, Philson adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, Philson is required to present comprehensive income and its components in a full set of general purpose financial statements. Philson has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                       Financial Condition

Total assets at June 30, 1998 increased $7,397,000 from that reported at December 31, 1997. Increases in federal funds sold of $7,400,000 and investment securities available for sale of $8,792,000, were funded primarily by decreases in investment securities held to maturity of $7,510,000 and net loans of $2,445,000 and an increase in total deposits of $6,970,000.

The increase in investment securities available for sale was primarily due to an increase in corporate notes available for sale of $7,380,000, while the decrease in investment securities held to maturity was primarily due to decreases of $5,072,000 in U.S. Government agency securities held to maturity and $2,191,000 in corporate notes held to maturity. The increase in investment securities available for sale is the direct result of Management's decision to invest in available for sale securities in order to enhance the liquidity within the investment portfolio. The decrease in investment securities held to maturity resulted from maturities and calls.

Net loans decreased $2,445,000 primarily as the result of decreases in commercial loans of $1,173,000 and mortgage loans of $1,268,000. The decrease in commercial loans was the result of a decrease in fixed rate non-taxable commercial loans, primarily due to the school district tax anticipation loans being paid off in June. The school district tax anticipation loans are bid each year with the bid period being July 1 to June 30. The decrease in mortgage loans occurred essentially in variable rate
residential real estate loans.   The allowance for loan losses
increased $160,000 or 5.86% as the result of recoveries exceeding charge-offs for the first six months of 1998. As of June 30, 1998, the allowance for loan losses represents 2.80% of the outstanding loan balances as compared to 2.59% for December 31, 1997. Management continues to emphasize consumer and small business lending. This has permitted Philson to meet the needs of the communities for which it serves. During 1997, Philson established Flex Financial, a consumer discount company, in order to offer product diversification within the surrounding market area. Flex Financial has been in operation approximately nine months and has total loans of $1,051,000 as of June 30, 1998, which is an increase of $708,000 from December 31, 1997.

The increase in equity capital was attributed to net earnings of $1,417,000, an increase in net unrealized gains on available for sale securities of $10,000, less dividend payments totaling
$418,000.

                     Results of Operations

     Comparison of Six Months Ended June 30, 1998 and 1997.

Philson's net income increased by $40,000 for the first six months of 1998, as compared to net income for the first six months of 1997. Effecting net income positively was an increase in interest and dividend income of $237,000, while negative effects to net income consisted of increases in other expense of $163,000 and income taxes of $16,000.

Net interest income for 1998 increased $247,000 from 1997 primarily due to an increase in interest and dividend income.
The increase in interest and dividend income resulted primarily from an increase in interest and fees on loans of $252,000. The increase in interest and fees on loans is attributable to increases in the average outstanding balance of commercial loans of $2,283,000, receipt of interest and late charges on past due mortgage loans of approximately $75,000, and interest income from Flex Financial loans of $77,000. The increase in commercial loans was primarily in fixed rate loans.

Other expense increased $163,000 for 1998 from 1997, primarily as the result of increases in salaries and employee benefits of $108,000 and premises and equipment expense of $64,000, offset by a decrease in other expense of $9,000. The increase in salaries and employee benefits is due to annual employee increases, Flex Financial salaries, and an increase in the cost of medical insurance. The increase in premises and equipment expense in 1998 is the result of an increase in depreciation expense and service contracts as a result of the installation of the new mainframe computer system.


                     Results of Operations

    Comparison of Three Months Ended June 30, 1998 and 1997.

Philson's net income increased by $43,000 for the second quarter of 1998, as compared to net income for the second quarter of 1997. Effecting net income positively was an increase in interest and dividend income of $129,000, while negative effects to net income consisted of increases in other expense of $77,000 and income taxes of $15,000.

Net interest income for the second quarter of 1998 increased $147,000 from the second quarter of 1997 primarily due to an increase in interest and dividend income. The increase in interest and dividend income resulted primarily from an increase in interest and fees on loans of $126,000, offset by a decrease in interest on federal funds sold of $18,000. The increase in interest and fees on loans is attributable to an increase in the average outstanding balance of commercial loans of $2,578,000, receipt of interest and late charges on charged-off mortgage loans of approximately $60,000, and interest income from Flex Financial loans of $47,000. The increase in commercial loans was primarily in fixed rate loans. The decrease in interest on federal funds sold is due to a $1,247,000 decrease in the average outstanding balance.

Other expense increased $77,000 for 1998 from 1997, primarily as the result of increases in salaries and employee benefits of $53,000 and premises and equipment expense of $25,000. The increase in salaries and employee benefits is due to annual employee increases, Flex Financial salaries, and an increase in the cost of medical insurance. The increase in premises and equipment expense in 1998 is the result of an increase in depreciation expense for the installation of the new mainframe computer system.



                    Liquidity and Cash Flows

To ensure that Philson can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, Philson manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of June 30, 1998 and December 31, 1997 (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.

                                June 30,       December 31,
                                  1998             1997
                              ------------     ------------
Cash and due from banks       $     7,177      $     6,382
Interest-bearing deposits
  in other banks                      512              511
Federal funds sold                 16,300            8,900
Investment securities
  available for sale               28,975           20,183
Investment securities held
  to maturity, maturing in
  one year or less                 23,087           25,646
                              ------------     ------------
   Total                           76,051           61,622
Less short-term borrowings          2,791            3,348
                              ------------     ------------
   Net liquidity position     $    73,260      $    58,274
                              ============     ============
  As a percent of
    total assets                    34.98%          28.84%


                       Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. Philson manages its capital to execute its strategic business plans and support its growth and investments.
During the first six months of 1998, Philson increased its capital base by $1,009,000 or 4.30%, primarily through retained earnings. For the first six months of 1997, capital increased by $1,118,000 or 5.27%.

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

Management has calculated and monitored the following capital ratios in order to assess compliance with these regulatory guidelines for Philson at June 30, 1998 and December 31, 1997,
(dollars in thousands):


                          June 30, 1998    December 31, 1997
                         Amount    Ratio    Amount    Ratio
                        --------  -------  --------  -------

Total Capital
 (to Weighted Assets)
Actual                  $ 25,831  20.56%   $ 24,770   20.51%
For Capital Adequacy
 Purposes                 10,053   8.00       9,662    8.00
To Be Well Capitalized    12,566  10.00      12,077   10.00

Tier 1 Capital Ratio
 (to Weighted Assets)
Actual                  $ 24,244  19.29%   $ 23,245   19.25%
For Capital Adequacy
 Purposes                  5,026   4.00       4,831    4.00
To Be Well Capitalized     7,539   6.00       7,246    6.00

Tier 1 Capital
 (to Average Assets)
Actual                  $ 24,244  11.72%   $ 23,245   11.40%
For Capital Adequacy
 Purposes                  8,276   4.00       8,153    4.00
To Be Well Capitalized    10,346   5.00      10,192    5.00


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on Philson's liquidity, capital resources or operations other than what has been disclosed.




  SIGNIFICANT RATIOS     June 30, 1998     December 31, 1997
----------------------  ----------------   -------------------

Return on Average
 Assets (Annualized)             1.40%                 1.35%

Return on Average
 Equity (Annualized)            11.86%                12.17%

Dividend Payout Ratio           29.26%                24.41%



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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged-off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that Philson did not have any loans that met the definitions of a restructured loan or an impaired loan as of June 30, 1998 and December 31, 1997.

The following table presents information concerning non-performing assets including non-accrual loans and loans 90 days or more past due for June 30, 1998 and December 31, 1997
(dollars in thousands):


                                 June 30,       December 31,
                                  1998              1997
                               ----------       ------------

Loans on non-accrual status     $    309         $      364
Loans past due 90 days or more         -                464
                               ----------       ------------
  Total non-performing loans         309                828
                               ----------       ------------

Other real estate                      1                  1
                               ----------       ------------
  Total non-performing assets   $    310         $      829
                               ==========       ============

Non-performing loans as a
 percent of total loans             0.30%              0.79%

Non-performing assets as a
 percent of total loans             0.30%              0.79%

Non-performing assets as a
 percent of total assets            0.15%              0.41%



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

Testing continues to be done on the existing PC hardware and software for year 2000 compliance. There are four phases of testing to be completed. The first three phases address hardware and software testing with the final phase addressing the recommendations from certified network engineers and if needed, any corrective actions by Philson. Completion of these phases is expected by end of the third quarter 1998. The mainframe system will be tested for year 2000 compliance by December 1998. A significant portion of the costs of testing are not likely to be incremental costs to Philson, but will represent the redeployment of existing resources.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, Philson's primary components of market risk are interest rate volatility and liquidity risk. Because of the nature of Philson's operations, Philson is not subject to currency exchange or commodity price risk, and since Philson has no trading portfolio, it is not subject to trading risk. At June 30, 1998 and December 31, 1997, Philson does not have any hedging transactions in place such as interest rate swaps and caps.
Philson currently has highly rated available for sale securities that represent 36.7% of its investment portfolio and, therefore, equity price risk is not significant. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Philson's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term maturity. Since all of Philson's interest bearing liabilities and virtually all of Philson's interest earning assets are located at the Bank, virtually all of Philson's interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy.

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

Philson actively manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. The repricing analysis is based upon the repricing intervals of variable rate assets and liabilities and upon contractual maturities of fixed rate instruments with adjustments for principal amortization of appropriate balance sheet items and projected prepayments for loans and mortgage-backed securities. Prepayment projections are developed from historical prepayment data for each type of asset. The following table in summary form shows Philson's repricing analysis at June 30, 1998.


                         0-90       91-180        181-365
                         Days        Days           Days
                       -------      -------       -------

RATE-SENSITIVE ASSETS:

  Loans                $21,890      $10,107       $17,396
  Investment securities
   available for sale    1,900            -           897
  Investment securities
   held to maturity      5,470        9,999         7,618
  Interest-bearing
   deposits in other
   banks                   512            -             -
  Federal funds sold    16,300            -             -
                        -------     --------      --------
   Total rate-sensitive
     assets             46,072       20,106        25,911
                        -------     --------      --------

RATE-SENSITIVE
 LIABILITIES:

 Deposits               33,597       18,696        30,642
 Borrowings              2,791            -             -
                        -------     --------      --------
   Total rate-sensitive
     liabilities        36,388       18,696        30,642
                        -------     --------      --------
Interest sensitivity
 gap                    $9,684      $ 1,410       ($4,731)

Cumulative interest
 sensitivity gap        $9,684      $11,094        $6,363

Cumulative interest
 sensitivity gap
 ratio to total assets    4.62%       5.30%          3.04%



                         1 to 5      Over
                         Years      5 Years        Total
                        -------     --------      --------
RATE-SENSITIVE ASSETS:

Loans                   $37,265     $16,350       $103,008
Investment securities
 available for sale      25,187         991         28,975
Investment securities
 held to maturity        18,990       7,861         49,938
Interest-bearing
 deposits in other
 banks                        -           -            512
Federal funds sold            -           -         16,300
                        -------     --------      --------
Total rate-sensitive
  assets                 81,442      25,202        198,733
                        -------     --------      --------

RATE-SENSITIVE
 LIABILITIES:

 Deposits                75,218          65        158,218
 Borrowings                   -           -          2,791
                        -------     --------      --------
Total rate-sensitive
 liabilities             75,218          65        161,009
                        -------     --------      --------

Interest sensitivity
 gap                    $ 6,224     $25,137       $ 37,724

Cumulative interest
 sensitivity gap        $12,587     $37,724

Cumulative interest
 sensitivity gap
 ratio to total assets    6.01%       18.01%


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

          (b) The following directors were elected at the annual meeting to serve for a three year term or until a mandatory retirement age is reached:

               Richard P. Bulow         Theodore Deskevich
               Gregory A. Croner        H. Dean White

               The following directors' terms continued after the annual meeting:

               Lewis W. Berkley    George R. Shafer
               James E. Croner     Gary Sterner
               Tommy R. Croner     Earl K. Wahl, Jr.
               George W. Hay

             The results of the annual meeting were as follows:

                                   FOR       AGAINST   ABSTAINED
                                 --------    -------   ---------
             Richard P. Bulow   1,320,023     14,568    407,809
             Gregory A. Croner  1,331,575      3,016    407,809
             Theodore Deskevich 1,331,711      2,880    407,809
             H. Dean White      1,332,023      2,568    407,809


Item 5 - Other Information
         None.

Item 6 - Exhibits and Reports on Form 8-K
         No reports have been filed for 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              FIRST PHILSON FINANCIAL CORPORATION
             -------------------------------------
                          (Registrant)


Date    August 12, 1998       By /s/ George W. Hay
     ----------------------      --------------------------------
                                 George W. Hay
                                 President and Chief Executive
                                 Officer



                              By /s/ Theodore Deskevich
                                 --------------------------------
                                 Theodore Deskevich
                                 Executive Vice President and
                                 Chief Financial Officer