Form 10-Q
period 1998-09-30
FIRST PHILSON FINANCIAL CORP
filed 1998-11-12
CIK 779784

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended       September 30, 1998
                                    ----------------------------

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

As of November 6, 1998, there were 1,742,400 shares outstanding of the issuer's common stock.

               First Philson Financial Corporation
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                          Page
                                                         ------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited)
           as of September 30, 1998 and
           December 31, 1997                                 3

           Consolidated Statement of Income (Unaudited)
           for the Three Months and Nine Months Ended
           September 30, 1998 and 1997                       4

           Consolidated Statement of Changes in
           Stockholders' Equity for the Nine Months
           Ended September 30, 1998                          5

           Consolidated Statement of Cash Flows
           (Unaudited) for the Nine Months Ended
           September 30, 1998 and 1997                       6

           Notes to Consolidated Financial Statements
           (Unaudited)                                       7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8-16


  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                     17-19


PART II - OTHER INFORMATION                                 20

  Item 1.  Legal Proceedings

       2.  Changes in Securities

       3.  Defaults Upon Senior Securities

       4.  Submission of Matters to a Vote of Security Holders

       5.  Other Information

       6.  Exhibits and Reports on Form 8-K


Signatures                                                  21


               First Philson Financial Corporation
             CONSOLIDATED BALANCE SHEET (Unaudited)
                     (Dollars in thousands)


                                   September 30,  December 31,
                                       1998           1997
                                   -------------  ------------
ASSETS
Cash and due from banks            $      8,275   $     6,382
Interest-bearing deposits in
  other banks                                 -           511
Federal funds sold                       14,600         8,900
Investment securities available
  for sale                               33,321        20,183
Investment securities held to
  maturity (market values of
  $49,404 and $57,767)                   48,744        57,448
Total loans                             105,227       105,293
Less allowance for loan losses            2,738         2,729
                                   -------------  ------------
        Net loans                       102,489       102,564

Premises and equipment, net               3,279         3,008
Accrued interest receivable               1,768         1,849
Other assets                              1,266         1,180
                                   -------------  ------------
       TOTAL ASSETS                $    213,742   $   202,025
                                   =============  ============

LIABILITIES
Deposits:
      Noninterest-bearing demand   $     22,864   $    22,549
      Interest-bearing demand            28,707        25,086
      Savings                            36,771        35,274
      Money market                       13,288        12,733
      Time                               83,632        78,601
                                   -------------  ------------
        Total deposits                  185,262       174,243

Securities sold under agreements
  to repurchase                           1,659         1,674
U. S. Treasury demand notes                 510         1,674
Accrued interest payable                    586           546
Other liabilities                           438           417
                                   -------------  ------------
       TOTAL LIABILITIES                188,455       178,554
                                   -------------  ------------

STOCKHOLDERS' EQUITY
Common stock ($2.50 par value,
 10,000,000 shares authorized,
 1,742,400 shares issued and
 outstanding)                             4,356         4,356
Capital surplus                          11,644        11,644
Retained earnings                         8,724         7,245
Net unrealized gain on securities           563           226
                                   -------------  ------------
       TOTAL STOCKHOLDERS' EQUITY        25,287        23,471
                                   -------------  ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY       $    213,742   $   202,025
                                   =============  ============


See accompanying notes to the consolidated financial statements.



               First Philson Financial Corporation
          CONSOLIDATED STATEMENT OF INCOME (Unaudited)
        (Dollars in thousands, except per share amounts)


                                Three Months Ended September 30,
                                    1998               1997
                                ------------       ------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans     $     2,371        $     2,365
 Interest-bearing deposits in
  other banks                             5                  7
 Interest on federal funds sold         225                136
 Investment securities:
     Taxable interest                 1,048              1,020
     Tax exempt interest                157                156
                                ------------       ------------
      Total interest and
       dividend income                3,806              3,684
                                ------------       ------------
INTEREST EXPENSE
 Interest on deposits                 1,485              1,452
 Interest on borrowed funds              28                 22
                                ------------       ------------
      Total interest expense          1,513              1,474
                                ------------       ------------

NET INTEREST INCOME                   2,293              2,210
 Provision for loan losses               13                  -
                                ------------       ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            2,280              2,210
                                ------------       ------------

OTHER INCOME
 Service charges on deposit
  accounts                              157                163
 Other income                           120                109
                                ------------       ------------
      Total other income                277                272
                                ------------       ------------
OTHER EXPENSE
 Salaries and employee benefits         842                786
 Premises and equipment expense         226                217
 Other expense                          536                476
                                ------------       ------------
      Total other expense             1,604              1,479
                                ------------       ------------

Income before income taxes              953              1,003
Income tax expense                      263                281
                                ------------       ------------

NET INCOME                      $       690        $       722
                                ============       ============

EARNINGS PER SHARE              $      0.40        $      0.41

CASH DIVIDENDS PER SHARE        $      0.12        $      0.09

WEIGHTED AVERAGE SHARES
 OUTSTANDING                      1,742,400          1,742,400



                                Nine Months Ended September 30,
                                    1998               1997
                                ------------       ------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans     $     7,176        $     6,918
 Interest-bearing deposits in
  other banks                            21                  7
 Interest on federal funds sold         507                434
 Investment securities:
     Taxable interest                 3,026              2,998
     Tax exempt interest                469                483
                                ------------       ------------
      Total interest and
       dividend income               11,199             10,840
                                ------------       ------------
INTEREST EXPENSE
 Interest on deposits                 4,306              4,292
 Interest on borrowed funds              84                 69
                                ------------       ------------
      Total interest expense          4,390              4,361
                                ------------       ------------

NET INTEREST INCOME                   6,809              6,479
 Provision for loan losses               33                  -
                                ------------       ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            6,776              6,479
                                ------------       ------------

OTHER INCOME
 Service charges on deposit
  accounts                              426                441
 Other income                           309                297
                                ------------       ------------
      Total other income                735                738
                                ------------       ------------
OTHER EXPENSE
 Salaries and employee benefits       2,519              2,355
 Premises and equipment expense         694                621
 Other expense                        1,396              1,345
                                ------------       ------------
      Total other expense             4,609              4,321
                                ------------       ------------

Income before income taxes            2,902              2,896
Income tax expense                      795                797
                                ------------       ------------

NET INCOME                      $     2,107        $     2,099
                                ============       ============

EARNINGS PER SHARE              $      1.21        $      1.20

CASH DIVIDENDS PER SHARE        $      0.36        $      0.26

WEIGHTED AVERAGE SHARES
 OUTSTANDING                      1,742,400          1,742,400



See accompanying notes to the consolidated financial statements.
                               4


               First Philson Financial Corporation
               CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY


                                         Unrealized
                                            Gain
                                         (Losses) on
                                         Securities    Total
               Common Capital  Retained  Available  Stockholders'
               Stock  Surplus  Earnings  for Sale      Equity
               ------ -------  --------  ---------- ------------
Balance,
December 31,
 1997          $4,356 $11,644  $ 7,245   $     226  $    23,471
  Net Income                     2,107                    2,107
  Other
   Comprehensive
   income, net
   of tax,
   unrealized
   gain on
   securities                                  337          337
  Comprehensive
   Income
  Cash dividends
   ($.36 per
     share)                       (628)                    (628)
               ------ -------  --------  ---------- ------------
Balance,
 September 30,
 1998          $4,356 $11,644  $ 8,724   $     563  $    25,287
               ====== =======  ========  ========== ============

                               Comprehensive
                                  Income
                               -------------
Balance,
December 31,
 1997
  Net Income                   $      2,107
  Other
   Comprehensive
   income, net
   of tax,
   unrealized
   gain on
   securities                           337
  Comprehensive                -------------
   Income                      $      2,444
                               =============

See accompanying notes to the consolidated financial statements.



               First Philson Financial Corporation
          CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                      (Dollars in thousands)


                                 Nine Months Ended September 30,
                                     1998               1997
                                 ------------       ------------
OPERATING ACTIVITIES
 Net Income                      $     2,107        $     2,099
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Provision for loan losses            33                  -
     Depreciation, amortization
      and accretion, net                 242                157
     Decrease (increase) in
      accrued interest receivable         81               (197)
     Increase in accrued interest
      payable                             40                 35
     Other, net                         (238)               (25)
                                 ------------       ------------
        Net cash provided by
         operating activities          2,265              2,069
                                 ------------       ------------
INVESTING ACTIVITIES
 Net decrease (increase)in
  interest-bearing deposits
  in other banks                         511               (510)
 Proceeds from maturities and
  repayments of investment
  securities
   Held to maturity                   19,356             18,014
   Available for sale                    385                  -
 Purchase of investment securities
   Held to maturity                  (10,616)            (3,972)
   Available for sale                (13,005)           (11,819)
 Net decrease (increase) in loans         44             (5,282)
 Purchase of premises and
  equipment                             (559)              (572)
                                 ------------       ------------
        Net cash used for
         investing activities         (3,884)            (4,141)
                                 ------------       ------------
FINANCING ACTIVITIES
 Net increase in deposits             11,019              3,735
 Decrease in securities sold
  under agreements to repurchase         (15)              (292)
 Increase (decrease) in
  U.S. Treasury demand notes          (1,164)               976
 Cash dividends paid                    (628)              (457)
                                 ------------       ------------
        Net cash provided by
         financing activities          9,212              3,962
                                 ------------       ------------

        Increase in cash and
         cash equivalents              7,593              1,890

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  15,282             15,416
                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $    22,875        $    17,306
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                       Financial Condition

Total assets at September 30, 1998 increased $11,717,000 from that reported at December 31, 1997. Increases in federal funds sold of $5,700,000 and investment securities available for sale of $13,138,000, were funded primarily by a decrease in investment securities held to maturity of $8,704,000 and an increase in total deposits of $11,019,000.

The increase in investment securities available for sale was primarily due to an increase in corporate notes available for sale of $10,539,000, while the decrease in investment securities held to maturity was primarily due to decreases of $3,567,000 in U.S. Government agency securities held to maturity and $3,542,000 in corporate notes held to maturity. The increase in investment securities available for sale is the direct result of Management's decision to invest in available for sale securities in order to enhance the liquidity within the investment portfolio. The decrease in investment securities held to maturity resulted from maturities and calls.

Net loans decreased $75,000 primarily as the result of a decrease in mortgage loans of $1,432,000, offset, by an increase in commercial loans of $844,000. The decrease in mortgage loans occurred essentially in variable rate residential real estate loans which decreased $3,225,000, while fixed rate residential real estate loans increased by $1,813,000. The increase in commercial loans was primarily attributed to an increase in fixed rate commercial loans. The allowance for loan losses increased $9,000 or 0.33% as the result of recoveries and provisions exceeding charge-offs for the first nine months of 1998. As of September 30, 1998, the allowance for loan losses represents 2.60% of the outstanding loan balances as compared to 2.59% for December 31, 1997. Management continues to emphasize consumer and small business lending. This has permitted Philson to meet the needs of the communities for which it serves. During 1997, Philson established Flex Financial, a consumer discount company, in order to offer product diversification within the surrounding market area. Flex Financial has been in operation approximately one year and has gross net loans of $1,377,000 as of September 30, 1998, which is an increase of $1,034,000 from December 31, 1997.

The increase in total deposits is the result of increases in interest-bearing demand of $3,621,000, savings of $1,497,000 and time deposits of $5,031,000. These increases resulted from offering a competitive rate on deposit accounts and the active involvement by management and the board of directors in promoting the various banking products, which include deposit accounts.

The increase in equity capital was attributed to net earnings of $2,107,000, an increase in net unrealized gains on available for sale securities of $337,000, less dividend payments totaling
$628,000.

                     Results of Operations

  Comparison of Nine Months Ended September 30, 1998 and 1997.

Philson's net income increased by $8,000 for the first nine months of 1998, as compared to net income for the first nine months of 1997. Effecting net income positively was an increase in interest and dividend income of $359,000, while negative effects to net income consisted of increases in interest expense of $29,000 and other expense of $288,000.

Net interest income for 1998 increased $330,000 from 1997 primarily due to an increase in interest and dividend income.
The increase in interest and dividend income resulted primarily from an increase in interest and fees on loans of $258,000. The increase in interest and fees on loans is attributable to increases in the average outstanding balance of commercial loans of $1,871,000, receipt of interest and late charges on past due mortgage loans of approximately $75,000, and interest income from Flex Financial loans of $140,000. The increase in commercial loans was primarily in fixed rate loans.

The increase in interest expense is attributable to increases in interest on deposit accounts of $14,000 and interest on borrowed funds of $15,000. The increase in interest on deposit accounts is primarily attributable to increases of approximately $1,529,000 in the average outstanding balance of interest-bearing demand deposits and approximately $633,000 in the average outstanding balance of savings deposits. The increase in interest on borrowed funds is due to an increase in the average outstanding balance of securities sold under agreements to repurchase.

Other expense increased $288,000 for 1998 from 1997, as the direct result of increases in salaries and employee benefits of $164,000, premises and equipment expense of $73,000, and other expense of $51,000. The increase in salaries and employee benefits is due to annual employee increases, Flex Financial salaries, and an increase in the cost of medical insurance. The increase in premises and equipment expense in 1998 is the result of an increase in depreciation expense and service contracts as a result of the installation of the new mainframe computer system. The increase in other expense is primarily due to expenses related to offering the debit card, changing MAC card processors, and an overall increase in other expense categories.

                     Results of Operations

 Comparison of Three Months Ended September 30, 1998 and 1997.

Philson's net income decreased by $32,000 for the third quarter of 1998, as compared to net income for the third quarter of 1997. Effecting net income positively was an increase in interest and dividend income of $122,000, while negative effects to net income consisted of increases in interest expense of $39,000 and other expense of $125,000.

Net interest income for the third quarter of 1998 increased $83,000 from the third quarter of 1997 primarily due to an increase in interest and dividend income, being offset by an increase in interest expense. The increase in interest and dividend income resulted primarily from an increase in interest on federal funds sold of $89,000 and interest on investment securities of $29,000. The increase in interest on federal funds sold is attributable to an increase in the average outstanding balance of federal funds sold. The increase in interest on investment securities is due to an increase in the average outstanding balance of investment securities available for sale of $19,946,000, offset by a decrease in the average outstanding balance of investment securities held to maturity of $16,735,000. The increase in interest and fees on loans is primarily attributable to interest income on Flex Financial loans of $64,000, offset by a decrease in interest income of $56,000 on mortgage loans. The decrease in interest income on mortgage loans for the third quarter of 1998 is primarily due to decreases in the average outstanding balance and average rate earned on variable rate mortgages.

Other expense increased $125,000 for 1998 from 1997, primarily as the result of increases in salaries and employee benefits of $56,000 and other expense of $60,000. The increase in salaries and employee benefits is due to annual employee increases, Flex Financial salaries, and an increase in the cost of medical insurance. The increase in premises and equipment expense in 1998 is the result of an increase in depreciation expense for the installation of the new mainframe computer system, offset by a decrease in maintenance and repair expenses associated with a branch office in 1997. The increase in other expense is primarily due to expenses related to offering the debit card, changing MAC card processors, and an overall increase in other expense categories.



                    Liquidity and Cash Flows

To ensure that Philson can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, Philson manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of September 30, 1998 and December 31, 1997 (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.

                              September 30,    December 31,
                                  1998             1997
                              -------------    ------------
Cash and due from banks       $      8,275     $     6,382
Interest-bearing deposits
  in other banks                         -             511
Federal funds sold                  14,600           8,900
Investment securities
  available for sale                33,321          20,183
Investment securities held
  to maturity, maturing in
  one year or less                  19,820          25,646
                              -------------    ------------
   Total                            76,016          61,622
Less short-term borrowings           2,169           3,348
                              -------------    ------------
   Net liquidity position     $     73,847     $    58,274
                              =============    ============
  As a percent of
    total assets                    34.55%          28.84%



                       Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. Philson manages its capital to execute its strategic business plans and support its growth and investments. During the first nine months of 1998, Philson increased its capital base by $1,816,000 or 7.74%, primarily through retained earnings. For the first nine months of 1997, capital increased by $1,769,000 or 8.34%.

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

Management has calculated and monitored the following capital ratios in order to assess compliance with these regulatory guidelines for Philson at September 30, 1998 and December 31,
1997, (dollars in thousands):


                       September 30, 1998  December 31, 1997
                         Amount    Ratio    Amount    Ratio
                        --------  -------- --------  -------

Total Capital
 (to Weighted Assets)
Actual                  $ 26,363  20.28%   $ 24,770   20.51%
For Capital Adequacy
 Purposes                 10,401   8.00       9,662    8.00
To Be Well Capitalized    13,001  10.00      12,077   10.00

Tier 1 Capital Ratio
 (to Weighted Assets)
Actual                  $ 24,724  19.02%   $ 23,245   19.25%
For Capital Adequacy
 Purposes                  5,200   4.00       4,831    4.00
To Be Well Capitalized     7,801   6.00       7,246    6.00

Tier 1 Capital
 (to Average Assets)
Actual                  $ 24,724  11.58%   $ 23,245   11.40%
For Capital Adequacy
 Purposes                  8,537   4.00       8,153    4.00
To Be Well Capitalized    10,671   5.00      10,192    5.00


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on Philson's liquidity, capital resources or operations other than what has been disclosed.




  SIGNIFICANT RATIOS    September 30, 1998 December 31, 1997
----------------------  ------------------  -------------------

Return on Average
 Assets (Annualized)             1.36%                 1.35%

Return on Average
 Equity (Annualized)            11.55%                12.17%

Dividend Payout Ratio           29.69%                24.41%


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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged-off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that Philson did not have any loans that met the definitions of a restructured loan or an impaired loan as of September 30, 1998 and December 31, 1997.

The following table presents information concerning non-performing assets including non-accrual loans and loans 90 days or more past due for September 30, 1998 and December 31, 1997 (dollars in thousands):


                               September 30,    December 31,
                                   1998             1997
                               -------------    ------------

Loans on non-accrual status     $       218      $      364
Loans past due 90 days or more          263             464
                               -------------    ------------
  Total non-performing loans            481             828
                               -------------    ------------

Other real estate                         1               1
                               -------------    ------------
  Total non-performing assets   $       482      $      829
                               =============    ============

Non-performing loans as a
 percent of total loans               0.46%            0.79%

Non-performing assets as a
 percent of total loans               0.46%            0.79%

Non-performing assets as a
 percent of total assets              0.23%            0.41%


                  Year 2000 Compliance Issues

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on Philson of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The "Year 2000 Problem" (Y2K) arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific time tables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted on a quarterly basis and reports are submitted by the Bank to the banking regulators on a periodic basis.

Corporation's State of Readiness
--------------------------------
Philson is committed to ensuring that it and its subsidiaries daily operations suffer little or no impact from the century date change. Philson has applied due diligence throughout the Y2K process, following guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

Management has initiated an enterprise-wide program to prepare Philson's computer systems and applications for the Year 2000. Philson has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). Based on an ongoing assessment and testing, Philson has determined that it will be required to modify or replace portions of its software and hardware so that its computer systems will properly use dates beyond December 31, 1999. To date, Philson has completed the awareness and assessment phases and is currently in the process of renovating, testing, and implementing the needed changes to its mission critical systems and equipment to be Year 2000 ready.

Philson has developed implementation plans which prioritize tasks and establish implementation timeframes. The implementation plans are being followed to ensure that modifications and conversions are implemented and thoroughly tested on a timely basis. Based on progress made to date, management anticipates that software for the primary information systems will be Year 2000 compliant by December 31, 1998. Other less essential software applications will be modified and /or replaced during 1999 which would enable all internal software applications to become Year 2000 compliant prior to the Year 2000. Philson believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of Philson.

Philson has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, we are dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. Philson has also assessed the impact, if any, the century date change may have on its credit risk. In determining the loan loss reserve, estimated credit risk associated with the Year 2000 readiness of loan customers has been taken into consideration.

Philson has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which Philson is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. Philson's Y2K Project Manager has evaluated each vendors' Y2K readiness efforts which includes their Y2K status and target dates. Philson does not believe that the cost of addressing the Y2K issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Costs of Year 2000
------------------
The Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. Philson continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, Philson does not expect the amounts required to be expensed over the next 15 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by Philson or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on Philson's operations and financial position.

Risks of Year 2000
------------------
At present, management believes it's progress in remedying
Philsons' systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for Philson from unforseen problems in its own computer systems and PC based computer applications.

Contingency Plans
-----------------
Philson is in the process of obtaining back-up service providers, working up contingency plans and assessing the potential adverse risks to Philson. Philson's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems.

A contingency plan has been developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems. The plan includes both a remediation contingency plan and a business resumption contingency plan. This contingency plan identifies scheduled completion dates, test dates and trigger dates. The trigger date is the date Philson would implement the contingency plan.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, Philson's primary components of market risk are interest rate volatility and liquidity risk. Because of the nature of Philson's operations, Philson is not subject to currency exchange or commodity price risk, and since Philson has no trading portfolio, it is not subject to trading risk. At September 30, 1998 and December 31, 1997, Philson does not have any hedging transactions in place such as interest rate swaps and caps.
Philson currently has highly rated available for sale securities that represent 40.6% of its investment portfolio and, therefore, equity price risk is not significant. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Philson's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term maturity. Since all of Philson's interest bearing liabilities and virtually all of Philson's interest earning assets are located at the Bank, virtually all of Philson's interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy.

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

Philson actively manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. The repricing analysis is based upon the repricing intervals of variable rate assets and liabilities and upon contractual maturities of fixed rate instruments with adjustments for principal amortization of appropriate balance sheet items and projected prepayments for loans and mortgage-backed securities. Prepayment projections are developed from historical prepayment data for each type of asset. The following table in summary form shows Philson's repricing analysis at September 30, 1998.


                         0-90       91-180        181-365
                         Days        Days           Days
                       -------      -------       -------
RATE-SENSITIVE ASSETS:

  Loans                $ 22,767     $ 9,157       $18,797
  Investment securities
   available for sale     1,525         500         1,410
  Investment securities
   held to maturity      10,000       4,496         5,324
  Federal funds sold     14,600           -             -
                        -------     --------      --------
   Total rate-sensitive
     assets              48,892      14,153        25,531
                        -------     --------      --------

RATE-SENSITIVE
 LIABILITIES:

 Deposits                35,563      18,068        32,570
 Borrowings               2,169           -             -
                        -------     --------      --------
   Total rate-sensitive
     liabilities         37,732      18,068        32,570
                        -------     --------      --------
Interest sensitivity
 gap                    $11,160     ($3,915)      ($7,039)

Cumulative interest
 sensitivity gap        $11,160     $ 7,245        $  206

Cumulative interest
 sensitivity gap
 ratio to total assets    5.22%       3.39%          0.10%



                         1 to 5      Over
                         Years      5 Years        Total
                        -------     --------      --------
RATE-SENSITIVE ASSETS:

Loans                   $39,212     $15,294       $105,227
Investment securities
 available for sale      28,848       1,038         33,321
Investment securities
 held to maturity        21,173       7,751         48,744
Federal funds sold            -           -         14,600
                        -------     --------      --------
Total rate-sensitive
  assets                 89,233      24,083        201,892
                        -------     --------      --------

RATE-SENSITIVE
 LIABILITIES:

 Deposits                76,135          62        162,398
 Borrowings                   -           -          2,169
                        -------     --------      --------
Total rate-sensitive
 liabilities             76,135          62        164,567
                        -------     --------      --------

Interest sensitivity
 gap                    $13,098     $24,021       $ 37,325

Cumulative interest
 sensitivity gap        $13,304     $37,325

Cumulative interest
 sensitivity gap
 ratio to total assets    6.22%       17.46%


The simulation model also calculates earnings of Philson based upon what are estimated to be the largest foreseeable rate increase and the largest foreseeable decrease. Such analysis translates interest rate movements and Philson's rate sensitivity position into dollar amounts by which earnings may fluctuate as a result of rate changes. Based upon the economic forecasts of the most likely interest rate movement, Philson's 12 month percentage deviation on net interest margin from a flat rate scenario would be less than 1 percent (1%).

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

Item 4 - Submission of Matters to a Vote of Security Holders
         None.

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


Date   November 12, 1998     By /s/ George W. Hay
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