Form 10-K
period 1998-12-31
FIRST PHILSON FINANCIAL CORP
filed 1999-03-30
CIK 779784

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended         December 31, 1998
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                ( )
                                                            ---

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 12, 1999 was $67,659,000.

     THE ISSUER WAS NOT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS.

     As of March 12, 1999, there were 1,742,400 shares outstanding of the Registrant's common stock, $2.50 par value.

             DOCUMENTS INCORPORATED BY REFERENCE.
     The 1998 Annual Report to Shareholders is incorporated
herein by reference in Parts I, II, III, and IV.
                              1

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

The Bank conducts general banking business through nine
locations in Somerset and Fayette Counties, Pennsylvania. The Bank is a full-service bank offering (1) retail banking services, such as demand, savings and time deposits, money market accounts, secured and unsecured loans, mortgage loans, safe deposit boxes, holiday club accounts, money orders, and traveler's checks; (2) lending, depository and related financial services to commercial, industrial, financial, and governmental customers, such as real estate mortgage loans, revolving credit arrangements, lines of credit, real estate construction loans, business money market and savings accounts, certificates of deposit, wire transfers, and night depository; and (3) credit card operations through MasterCard, VISA and Discover. The Bank also operates seven automated bank teller machines, ("ATM's").

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

As of December 31, 1998, Philson's total risk-based capital ratio was 19.72% of which 18.46% was Tier I capital in the form of common stockholders' equity. This percentage exceeds the minimum capital ratio required under the risk-based capital guidelines. For further discussion, see the "Notes to Consolidated Financial Statements" of the 1998 Annual Report, (Exhibit 13.b, pages 18 and
19), incorporated herein by reference, and Item 7 Management's Discussion and Analysis or Plan of Operations contained within this report, page 29.

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

As of December 31, 1998, Philson had 105 full-time employees and 126 total employees. Philson has never experienced a work stoppage and Philson believes that relations with its employees are good. None of Philson's employees are covered by collective bargaining agreements.


ITEM 2.  PROPERTIES

Philson has nine bank branch offices located in Somerset and Fayette Counties, Pennsylvania and one consumer discount company office located in Somerset, Pennsylvania. All property owned or leased by Philson, including premises and equipment, is adequately insured with coverage reviewed annually.

The main office of Philson is located at 534 Main Street, Berlin, Pennsylvania 15530. At December 31, 1998, Philson leased one of its bank branch facilities and its consumer discount company office and paid approximately $2,364 a month for these offices. All other branch offices are owned by Philson including its main office which is used as its principal executive office. Philson believes that the facilities are in good condition and are sufficient for its existing activities and potential growth.

Philson, through its subsidiaries, does grant real estate mortgages. For further detail on the types of mortgages, see the "Notes to Consolidated Financial Statements" of the 1998 Annual
Report, (Exhibit 13.b, page 14), incorporated herein by reference.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Philson's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II
=======

ITEM 5.   MARKET FOR PHILSON'S COMMON STOCK AND DIVIDENDS

As of December 3, 1997, Philson's Common Stock began trading on the American Stock Exchange ("AMEX"). The following table sets forth:
(1) the quarterly high and low prices for a share of Philson's Common Stock during the periods indicated as reported by the Management of Philson and (2) quarterly dividends paid on a Common Share with respect to each quarter since January 1, 1997. The following quotations represent the process between buyers and sellers and do not include retail markup, markdowns or commission. They may not necessarily represent actual transactions and the amounts for 1997 have been adjusted for the four-for-one stock split.


                      Stock Prices
                   ------------------       Dividends
                     Low        High          Paid
                   -------     -------      ---------
1998:
-----
First Quarter      $ 25.63     $ 29.25      $   0.12
Second Quarter       23.00       26.38          0.12
Third Quarter        21.75       26.63          0.12
Fourth Quarter       26.25       43.00          0.13

1997:
-----
First Quarter      $ 13.50     $ 14.00       $  0.08
Second Quarter       14.00       15.00          0.09
Third Quarter        15.00       15.13          0.09
Fourth Quarter       15.50       29.00          0.12


As of December 31, 1998, there were approximately 648 shareholders of record of Philson's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

The required information is contained in the "Financial
Highlights" of the 1998 Annual Report, (Exhibit 13.a, listed on page 3), incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS


The following is a more detailed discussion of certain significant factors that affected Philson's consolidated operating results, interest rate sensitivity, financial condition, liquidity, and capital resources for the years ended December 31, 1998, 1997, and 1996. Reference should be made to the "Consolidated Financial Statements and Notes to the Consolidated Financial Statements" of the 1998 Annual Report, (Exhibit 13.b, pages 6 - 22), incorporated herein by reference, as well as the "Financial Highlights" of the 1998 Annual Report, (Exhibit 13.a, listed on page 3), incorporated herein by reference, for a complete understanding of the following discussion and analysis. All increases, decreases and related ratios represent comparisons to the previous year-end. Certain comparative amounts for 1997 and 1996 have been reclassified to conform to 1998 presentations.

Summary of Earnings
-------------------
Philson's net income increased by $50,000 in 1998, $341,000 in
1997, and $447,000 in 1996.    Net income per share was $1.60,
$1.57, and $1.37 respectively, for the same time periods.

Philson's Return on Average Assets ("ROA") was 1.33% for 1998,
1.35% for 1997, and 1.20% for 1996, while the Return on Average
Equity ("ROE") was 11.24%, 12.17%, and 11.76%, respectively.


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

Since the earnings provided by tax-exempt securities such as investments in obligations of state and political subdivisions, and loans such as those to counties, municipalities and school districts, are a significant component of net interest income, it is more meaningful to analyze net interest income on a tax-equivalent basis, shown on pages 14 and 15. The tax-equivalent adjustment is based upon the federal corporate income tax rate of 34%.

On a fully tax-equivalent basis, net interest income increased $435,000 in 1998, $617,000 in 1997, and $643,000 in 1996.
Average interest-earning assets increased $6,707,000 in 1998, $2,969,000 in 1997, and $2,273,000 in 1996. Average
interest-bearing liabilities increased $4,073,000 in 1998, and decreased $280,000 in 1997 and $1,074,000 in 1996.

The net interest margin, which is a ratio of the net interest income on a tax-equivalent basis divided by the average earning assets, was 4.81% for 1998, 4.75% for 1997, and 4.50% for 1996.
As a percentage of average total assets, average earning assets were 94.90% in 1998, 95.25% in 1997 and 95.39% in 1996.
Philson's Asset/Liability Committee ("ALCO") continually strives to effectively manage interest rate risk and to minimize the impact of interest rate fluctuations on the net interest margin. Philson continues to focus its efforts on generating quality loan growth and investing in highly rated securities.

1998
----
Net interest income increased in 1998 due to an increase in interest income of $460,000 and an increase in interest expense of $25,000. The increase in interest income resulted primarily from increases in interest and fees on loans of $257,000, interest on investment securities of $89,000, and interest on federal funds sold of $109,000. The increase in interest and fees on loans was attributable to an increase in the average outstanding balance of commercial loans of $1.6 million, primarily fixed rate commercial loans. The increase in interest on investment securities was due to a decrease in the average outstanding balance of investment securities held to maturity of $17.9 million, offset by an increase of $20.3 million in the average outstanding balance of investment securities available
for sale.   The decrease in investment securities held to
maturity is the result of maturities and calls and Management's decision to invest in available for sale securities in 1997 in order to enhance liquidity. The increase in interest on federal funds sold was due to a $2.2 million increase in the average outstanding balance.

The increase in interest expense resulted primarily from increases in the average outstanding balance of time deposits of $942,000 and securities sold under agreements to repurchase
$434,000, offset by an 8-basis point decrease in the cost of interest-bearing liabilities.

The increase in the margin was a direct result of higher interest-earning assets. To meet the goals set forth in Philson's Strategic Plan for business development, Management held regular meetings to review and enhance the sales call program implemented in prior years to promote new business and to meet the needs of the communities for which it serves.
Management was able to increase the interest rate spread from 1997 through the continual pursuit of noninterest-bearing business deposits and by controlling the overall cost of funds.

1997
----
Net interest income increased in 1997 due to an increase in interest income of $467,000 and a decrease in interest expense of $150,000. The increase in interest income resulted from increases in interest and fees on loans of $634,000 and interest on federal funds sold of $207,000, offset by a decrease in interest on investment securities of $390,000. The increase in interest and fees on loans was attributable to an increase in the average outstanding balance of mortgage loans of $5.5 million, primarily fixed rate residential and commercial real estate loans. The increase in interest on federal funds sold was due to a $3.6 million increase in the average outstanding balance and an 11-basis point increase in the net yield. The decrease in interest on investment securities was due to a decrease in the average outstanding balance of investment securities held to maturity of $16 million, offset by an increase of $8.5 million in the average outstanding balance of investment securities available for sale and a 10-basis point increase in the net
yields of the investment portfolio.   The decrease in investment
securities held to maturity is the result of maturities and calls and Management's decision to invest in available for sale securities in 1997 in order to enhance liquidity.

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

The following is an analysis of the average balance sheet and net interest income for the three years ended December 31, 1998, 1997 and 1996 (dollars in thousands).

          AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

                                               1998
                                     --------------------------
                                     Average             Yield/
                                     Balance   Interest   Rate
                                      <F1>
                                     --------- --------- ------
ASSETS
Interest-earning assets:
  Loans receivable <F2> <F3> <F4>    $105,500  $  9,658  9.15%
  Investment securities available
    for sale:
      Taxable                          27,508     1,642  5.97%
      Tax-exempt <F4>                   1,654       150  9.07%
  Investment securities held
    to maturity:
      Taxable                          41,366     2,440  5.90%
      Tax-exempt <F4>                   9,548       810  8.48%
  Interest-bearing deposits in
    other banks                           310        21  6.77%
  Federal funds sold                   13,082       706  5.40%
                                     --------- --------- ------
    Total interest-earning assets     198,968    15,427  7.75%
                                     --------- --------- ------

Noninterest-earning assets:
  Cash and due from banks               7,146
  Other assets                          6,370
  Less allowance for loan losses        2,833
                                     ---------
    Total noninterest-earning assets   10,683
                                     ---------
      TOTAL ASSETS                   $209,651
                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits   $ 28,594  $    301  1.05%
  Savings deposits                     36,465       986  2.70%
  Money market deposits                12,434       315  2.53%
  Time deposits                        80,952     4,151  5.13%
  Securities sold under
    agreements to repurchase            1,974        76  3.85%
  Other borrowings                        566        35  6.18%
                                     --------- --------- ------
    Total interest-bearing
      liabilities                     160,985     5,864  3.64%
                                     --------- --------- ------
Noninterest-bearing liabilities
  and stockholders' equity:
  Noninterest-bearing demand
    deposits                           22,718
  Other liabilities                     1,210
  Stockholders' equity                 24,738
                                     ---------
  Total noninterest-bearing
    liabilities and stockholders'
    equity                             48,666
                                     ---------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY         $209,651
                                     =========
Net interest income; interest
  rate spread                                  $   9,563  4.11%
                                               ========= ======
Net yield on earning assets (Margin)                      4.81%
                                                         ======


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

                              14

The following analysis shows the effects of the changes in volumes and rates on interest income and interest expense
(dollars in thousands).


             ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                         1998 vs. 1997
                                --------------------------------
                                   Net       Due to changes in
                                 Increase  ---------------------
                                (Decrease) Volume <F1> Rate <F4>
                                ---------- ----------- ---------
INTEREST INCOME:
  Loans receivable <F2> <F3>    $     257  $      184  $     73
  Investment securities
    available for sale:
      Taxable                       1,106       1,184       (78)
      Tax-exempt <F2>                 119         125        (6)
  Investment securities held
    to maturity:
      Taxable                      (1,018)       (993)      (25)
      Tax-exempt <F2>                (118)       (105)      (13)
  Interest-bearing deposits
    in other banks                      5           4         1
  Federal funds sold                  109         123       (14)
                                ---------- ----------- ---------
      Total interest income           460         522       (62)
                                ---------- ----------- ---------

INTEREST EXPENSE:
  Deposits                             12         139      (127)
  Borrowings                           13          15        (2)
                                ---------- ----------- ---------
      Total interest expense           25         154      (129)
                                ---------- ----------- ---------
NET INTEREST INCOME             $     435  $      368  $     67
                                ========== =========== =========

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

The following table reflects the gap for the various time intervals (dollars in thousands):




                               December 31, 1998
             ----------------------------------------------------
              0-90   91-180  181-365   1 to 5    Over
              Days    Days     Days     Years   5 Years   Total
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 ASSETS:
Loans        $20,784 $ 9,228 $17,314  $41,509  $18,720  $107,555
Investment
 securities
 available
 for sale      2,171     400   3,433   33,994    2,692    42,690
Investment
 securities
 held to
 maturity      3,498   3,125   3,694   24,703   11,534    46,554
Federal
 funds sold    2,700       -       -        -        -     2,700
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 assets       29,153  12,753  24,441  100,206   32,946   199,499
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 LIABILITIES:
Deposits      34,576  20,867  32,975   71,986       63   160,467
Borrowings     1,941       -       -        -        -     1,941
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 liabilities  36,517  20,867  32,975   71,986       63   162,408
             ------- ------- -------  -------- -------- --------
Interest
 sensitivity
 gap         $(7,364)$(8,114)$(8,534) $28,220  $32,883  $ 37,091

Cumulative
 interest
 sensitivity
 gap         $(7,364)$(15,478)$(24,012)$4,208  $37,091

Cumulative
 interest
 sensitivity
 gap ratio
 to total
 assets       -3.45%  -7.25% -11.24%    1.97%   17.36%




                               December 31, 1997
             ----------------------------------------------------
              0-90   91-180  181-365   1 to 5    Over
              Days    Days     Days     Years   5 Years   Total
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 ASSETS:
Loans        $22,837 $10,265 $20,133  $36,380  $15,678  $105,293
Investment
 securities
 available
 for sale      1,161       -     386   18,128      508    20,183
Investment
 securities
 held to
 maturity      5,188   4,995  15,463   24,592    7,210    57,448
Interest-
 bearing
 deposits
 in other
 banks             -       -     511        -        -       511
Federal
 funds sold    8,900       -       -        -        -     8,900
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 assets       38,086  15,260  36,493   79,100   23,396   192,335
             ------- ------- -------  -------- -------- --------
RATE-
 SENSITIVE
 LIABILITIES:
Deposits      34,446  19,213  26,845   71,114       76   151,694
Borrowings     3,348       -       -        -        -     3,348
             ------- ------- -------  -------- -------- --------
Total rate-
 sensitive
 liabilities  37,794  19,213  26,845   71,114       76   155,042
             ------- ------- -------  -------- -------- --------
Interest
 sensitivity
 gap         $   292 $(3,953)$ 9,648  $ 7,986  $23,320  $ 37,293

Cumulative
 interest
 sensitivity
 gap         $   292 $(3,661)$ 5,987  $13,973  $37,293

Cumulative
 interest
 sensitivity
 gap ratio
 to total
 assets        0.14%  -1.81%   2.96%    6.92%   18.46%




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

Other Income
------------
Other income contributed 6.40% for 1998, 6.54% for 1997, and 6.28% for 1996 to total income.

1998
----
The increase in 1998 resulted from an increase in other income, offset by a decrease in service charges. Other income increased as a result of increases in commissions from the acceptance of Discover Card, Visa check card income (debit card), and fees from Flex Financial for commissions from the sale of life and accident and health insurance on consumer discount loans. Service charges decreased primarily due to a decrease in overdraft income. The decrease in overdraft income is the direct result of fewer overdrafts due to customers
signing up for overdraft protection.    Management continually
reviews and refines other income sources in order to improve efficiency and increase revenues where possible.

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

Other Expense
-------------
Other expense increased $352,000 or 5.93% in 1998 and  $161,000 or 2.79% in 1997,  and decreased $10,000 or .17% in 1996.

1998
----
The increase in 1998 resulted primarily from increases in salaries and employee benefits of $207,000, equipment expense of $98,000 and other expense of $59,000.

The increase in salaries and benefits was affected by increases in salaries of $129,000, cash-op matching expense of $10,000 and medical insurance of $30,000. The increase in salaries was due to annual employee increases and a full year of salaries for the subsidiary Flex. The increase in medical insurance was due to increases in medical premiums.

The increase in equipment expense was the direct result of an increase in depreciation expense on furniture and equipment of $85,000, primarily as a result of depreciation on the new mainframe. The old mainframe system had been fully depreciated in 1996 and not replaced until the last quarter of 1997.

The increase in other expense resulted primarily from expenses associated with the offering of the Visa check card, higher bank card expenses due to converting to a different MAC processor, and higher holding company expenses due to a donation of $29,000, to a local hospital, and an increase in franchise tax of $35,000. The increase in franchise tax is due to increasing the number of shares authorized during the fourth quarter of 1997 in order to issue the four-for-one stock split and list Philson on the American Stock Exchange.

1997
----
The increase in 1997 resulted from increases in salaries and employee benefits of $177,000 and other expense of $117,000 which was offset by a decrease in occupancy expense of $118,000.

The increase in salaries and benefits was affected by increases in salaries of $127,000, pension expense of $14,000 and medical insurance of $9,000. The increase in salaries was due to annual employee increases and salaries for the new subsidiary, Flex. The increase in medical insurance was due to increases in medical premiums.

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

Efficiency Ratio
----------------
Due to the sensitivity of the operating expense ratio to changes in the size of the balance sheet, Management looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by Philson to generate a given level of revenues in the normal course of business. The lower the ratio, the better Philson is utilizing its operating expenses.
Philson's efficiency ratios were 59.42% for 1998, 58.55% for 1997, and 61.13% for 1996.

Income Taxes
------------
Income tax expense represented 27.20% for 1998, 27.35% for 1997, and 26.07% for 1996 as a percentage of pretax income. The increase of $11,000 in 1998 and $185,000 in 1997 was a result of higher earnings. See the "Notes to the Consolidated Financial Statements" of the 1998 Annual Report, (Exhibit 13.b, page 16), incorporated herein by reference, for more discussion.


FINANCIAL CONDITION

Investment Securities Portfolio
-------------------------------
Investment securities held to maturity decreased $10,894,000 in 1998 and $21,254,000 in 1997, while investment securities available for sale increased $22,507,000 and $19,604,000, respectively. The decrease in investment securities held to maturity resulted from maturities and calls which were reinvested in investment securities available for sale. Management made the decision in 1997 to invest in available for sale securities in order to enhance liquidity.

Utilizing the investment policy, Management closely monitors concentration and diversification levels of the investment portfolio. Exceptions are reported on a quarterly basis to the ALCO and Investment Committee. As of December 31, 1998, Philson holds no securities from any single issuer that were greater than 10% of stockholders' equity as outlined in the investment policy. The market value of the investment securities held to maturity at December 31, 1998 and 1997 was $47,006,000 and $57,767,000,
respectively. See the "Notes to the Consolidated Financial Statements" of the 1998 Annual Report, (Exhibit 13.b, pages 12, 13, 19, and 20), incorporated herein by reference, for further discussion on the investment securities portfolio.

The following schedule presents the composition of the investment portfolio as of the three most recent years ended at December 31, 1998, 1997 and 1996 (dollars in thousands):


AMORTIZED COST:
                                      1998      1997      1996
                                    --------  --------  --------
U.S. Treasury securities            $ 6,994   $ 7,983   $11,987
U.S. Government agency securities    29,769    37,239    38,961
Obligations of states and political
  subdivisions                       12,796    11,160    12,214
Corporate notes                      31,479    19,328    14,664
Mortgage-backed securities            6,041       649       876
Equity securities                     1,519       929       551
                                    --------  --------  --------
            Total                   $88,598   $77,288   $79,253
                                    ========  ========  ========

The amortized cost of investment securities available for sale and held to maturity are shown below by concentration and maturity distribution at December 31, 1998 (dollars in thousands):


           INVESTMENT SECURITIES MATURITY DISTRIBUTION


                             Within 1 Year    1 Year to 5 Years
                          ------------------- -----------------
                                       <F*>               <F*>
                                     Weighted           Weighted
                           Amount     Yield    Amount     Yield
                          --------  --------- --------  --------
AVAILABLE FOR SALE
U.S. Treasury securities  $   998       6.17% $     -         -
U.S. Government agency
  securities                  250       5.85%   8,307      5.71%
Obligations of states and
  political subdivisions        -          -    1,528      5.88%
Other securities            3,049       6.38%  23,717      5.93%
                          --------  --------- --------  --------
  Total available for sale$ 4,297       6.30% $33,552      5.87%
                          --------  --------- --------  --------

HELD TO MATURITY
U.S. Treasury securities  $ 1,000       6.37% $ 4,996      5.63%
U.S. Government agency
  securities                8,193       6.65%  13,019      5.34%
Obligations of states and
  political subdivisions        -          -    3,036      5.99%
Other securities            1,124       6.34%   3,652      6.31%
                          --------  --------- --------  --------
  Total held to maturity  $10,317       6.59% $24,703      5.62%
                          --------  --------- --------  --------
  Total debt securities   $14,614       6.50% $58,255      5.77%
                          ========  ========= ========  ========


                          5 Years to 10 Years   Over 10 Years
                          ------------------- -----------------
                                       <F*>               <F*>
                                     Weighted           Weighted
                           Amount     Yield    Amount     Yield
                          --------  --------- --------  --------
AVAILABLE FOR SALE
U.S. Treasury securities  $     -          -  $     -         -
U.S. Government agency
  securities                    -          -        -         -
Obligations of states and
  political subdivisions    1,924       4.64%     244      4.05%
Other securities              508       5.14%       -         -
                          --------  --------- --------  --------
  Total available for sale$ 2,432       4.74% $   244      4.05%
                          --------  --------- --------  --------

HELD TO MATURITY
U.S. Treasury securities  $     -          -  $     -         -
U.S. Government agency
  securities                    -          -        -         -
Obligations of states and
  political subdivisions    5,058       5.38%   1,006      6.13%
Other securities            4,255       5.63%   1,215      6.24%
                          --------  --------- --------  --------
  Total held to maturity  $ 9,313       5.49% $ 2,221      6.19%
                          --------  --------- --------  --------
  Total debt securities   $11,745       5.34% $ 2,465      5.98%
                          ========  ========= ========  ========



                                 Total
                          -------------------
                                       <F*>
                                     Weighted
                           Amount     Yield
                          --------  ---------
AVAILABLE FOR SALE
U.S. Treasury securities  $   998       6.17%
U.S. Government agency
  securities                8,557       5.72%
Obligations of states and
  political subdivisions    3,696       5.11%
Other securities           27,274       5.96%
                          --------  ---------
  Total available for sale$40,525       5.84%
                          --------  ---------

HELD TO MATURITY
U.S. Treasury securities  $ 5,996       5.75%
U.S. Government agency
  securities               21,212       5.85%
Obligations of states and
  political subdivisions    9,100       5.66%
Other securities           10,246       6.02%
                          --------  ---------
  Total held to maturity  $46,554       5.84%
                          --------  ---------
  Total debt securities   $87,079       5.84%
                          ========  =========

<F*> The weighted average yield has not been computed on a tax equivalent basis.

Loan Portfolio
--------------
Total loans increased by $2,262,000 or 2.15% in 1998 and $4,639,000 or 4.61% in 1997. Consumer lending fueled the growth in 1997 and 1998, primarily in the residential mortgage and home equity areas in 1997 and loans to individuals in 1998. As in 1997 and 1998, Management intends to concentrate on consumer and small business lending in 1999, utilizing the Bank and Flex.
This will permit Philson to meet the needs of the communities for which it serves. For further discussion on loan composition, loan maturities and rate sensitivity of the loan portfolio, see the "Notes to the Consolidated Financial Statements" of the 1998 Annual Report, (Exhibit 13.b, page 14), incorporated herein by reference.

The following is a schedule of loans by classification for the five most recent years ended December 31, (dollars in thousands):



                                1998                1997
                          ------------------  ------------------
                                     Percent            Percent
                           Amount   of Total   Amount  of Total
                          --------  --------- -------- ---------
Commercial, financial
  and agricultural        $ 19,213     17.86% $ 19,244    18.28%
Real estate - mortgage:
   Residential              61,376     57.07%   61,616    58.52%
   Commercial               11,994     11.15%   11,412    10.84%
Installment loans to
  individuals               14,972     13.92%   13,021    12.36%
                          --------  --------- -------- ---------
     Total loans           107,555    100.00%  105,293   100.00%
                                    =========          =========
Less allowance for
  loan losses                2,731               2,729
                          --------            --------
     Net loans            $104,824            $102,564
                          ========            ========



                                1996                1995
                          ------------------  ------------------
                                     Percent            Percent
                           Amount   of Total   Amount  of Total
                          --------  --------- -------- ---------
Commercial, financial
  and agricultural        $ 17,891     17.77% $ 14,631    15.80%
Real estate - mortgage:
   Residential              58,797     58.42%   52,433    56.60%
   Commercial               10,916     10.84%   10,672    11.52%
Installment loans to
  individuals               13,050     12.97%   14,896    16.08%
                          --------  --------- -------- ---------
     Total loans           100,654    100.00%   92,632   100.00%
                                    =========          =========
Less allowance for
  loan losses                3,017               2,882
                          --------            --------
     Net loans            $ 97,637            $ 89,750
                          ========            ========



                                1994
                          ------------------
                                     Percent
                           Amount   of Total
                          --------  ---------
Commercial, financial
  and agricultural        $ 13,119     14.70%
Real estate - mortgage:
   Residential              49,138     55.06%
   Commercial               10,405     11.66%
Installment loans to
  individuals               16,580     18.58%
                          --------  ---------
     Total loans            89,242    100.00%
                                    =========
Less allowance for
  loan losses                2,727
                          --------
     Net loans            $ 86,515
                          ========



Non-Performing Assets and Risk Elements
---------------------------------------
Reviews of the loan portfolio are conducted by an internal committee quarterly and annually by an outside consultant. The results of the outside consultant are then compared to the internal reviews with detailed explanations of differences, if any. Commercial loans and residential mortgages are placed on a non-accrual status when principal and interest become 90 days past due. Delinquent loans are reviewed monthly by senior management and the Loan Committee of the Board. Generally, all consumer loans and commercial loans less than $100,000 and not secured by real estate, will be charged-off at 90 days past due, while all loans secured by real estate and in the process of foreclosure will be charged-off at 180 days past due. All commercial loans greater than $100,000 and not secured by real estate will be subject to the conditions of the action plan between Philson and the customer to correct the default.

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged-off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that Philson did not have any loans that met the definition of a restructured loan or the definition of an impaired loan for December 31, 1998 and 1997.

The following table presents information concerning non-performing assets including non-accrual loans and loans 90 days or more past due for the five most recent years ended December
31, (dollars in thousands).


     NON-PERFORMING LOANS AND OTHER NON-PERFORMING ASSETS

                                          1998     1997   1996
                                         ------   ------ ------
Loans on non-accrual status              $ 177    $ 364  $ 676
Loans past due 90 days or more              50      464     23
                                         ------   ------ ------
  TOTAL NON-PERFORMING LOANS               227      828    699
                                         ------   ------ ------
Other real estate                            1        1      1

                                         ------   ------ ------
  TOTAL NON-PERFORMING ASSETS            $ 228    $ 829  $ 700
                                         ======   ====== ======
Non-performing loans as
  a percent of total loans                0.21%    0.79%  0.69%

Non-performing assets as
  a percent of total loans                0.21%    0.79%  0.70%

Non-performing assets as
  a percent of total assets               0.11%    0.41%  0.35%


                                          1995     1994
                                         ------   ------
Loans on non-accrual status              $ 102    $  428
Loans past due 90 days or more              52        20
                                         ------   ------
  TOTAL NON-PERFORMING LOANS               154       448
                                         ------   ------
Other real estate                           31         2

                                         ------   ------
  TOTAL NON-PERFORMING ASSETS            $ 185    $ 450
                                         ======   ======
Non-performing loans as
  a percent of total loans                0.17%    0.50%

Non-performing assets as
  a percent of total loans                0.20%    0.50%

Non-performing assets as
  a percent of total assets               0.09%    0.23%




Allowance for Loan Losses
-------------------------
The allowance for loan losses increased $2,000 in 1998 due to provisions totaling $44,000, offset by net charge-offs of $42,000, and decreased in 1997 due to net charge-offs of $308,000. Net charge-offs as a percent of average loans outstanding were .04% at December 31, 1998 and .30% for December
31, 1997. For December 31, 1998 and 1997, the allowance for loan losses represents 2.54% and 2.59% of total loans, respectively.

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


          ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                       1998      1997     1996
                                     --------  -------- --------
LOANS OUTSTANDING AT END OF PERIOD   $107,555  $105,293 $100,654
AVERAGE LOANS OUTSTANDING            $105,500  $103,473 $ 96,898

ALLOWANCE FOR LOAN LOSSES:
BALANCE AT BEGINNING OF PERIOD       $  2,729  $  3,017 $  2,882

CHARGE-OFFS:
  Commercial, financial and
    agriculture                             -         -        -
  Real estate-mortgage:
     Residential                          413       294      191
     Commercial                           171       273        -
  Installment loans to individuals         26        31       53
                                     --------  -------- --------
      Total charge-offs                   610       598      244

RECOVERIES:
  Commercial, financial and
    agriculture                             -         4        -
  Real estate-mortgage:
     Residential                          245       252      124
     Commercial                           273         -      197
  Installment loans to individuals         50        34       58
                                     --------  -------- --------
      Total recoveries                    568       290      379

Net Recoveries (Charge-offs)              (42)     (308)     135
Additions charged (credited) to
  operations                               44        20        -
                                     --------  -------- --------
BALANCE AT END OF PERIOD             $  2,731  $  2,729 $  3,017
                                     ========  ======== ========
Ratio of net-recoveries (charge-offs)
  during the period to average loans
  outstanding during the period       (0.04%)   (0.30%)   0.14%

Allowance for loan losses as a
  percent of total loans outstanding   2.54%     2.59%    3.00%



                                       1995      1994
                                     --------  --------
LOANS OUTSTANDING AT END OF PERIOD   $ 92,632  $ 89,242
AVERAGE LOANS OUTSTANDING            $ 90,948  $ 88,180

ALLOWANCE FOR LOAN LOSSES:
BALANCE AT BEGINNING OF PERIOD       $  2,727  $  2,754

CHARGE-OFFS:
  Commercial, financial and
    agriculture                            37         -
  Real estate-mortgage:
     Residential                          127       175
     Commercial                             -         -
  Installment loans to individuals         85       151
                                     --------  --------
      Total charge-offs                   249       326

RECOVERIES:
  Commercial, financial and
    agriculture                            32         1
  Real estate-mortgage:
     Residential                           70       164
     Commercial                           191       150
  Installment loans to individuals        111       102
                                     --------  --------
      Total recoveries                    404       417

Net Recoveries (Charge-offs)              155        91
Additions charged (credited) to
  operations                                -      (118)
                                     --------  --------
BALANCE AT END OF PERIOD             $  2,882  $  2,727
                                     ========  ========
Ratio of net-recoveries (charge-offs)
  during the period to average loans
  outstanding during the period        0.17%     0.10%

Allowance for loan losses as a
  percent of total loans outstanding   3.11%     3.06%




       ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                        1998      1997    1996
                                      --------  -------- -------
Commercial, financial and agriculture $ 1,560   $ 1,503  $ 1,882
Real estate - mortgage:
   Residential                            379       464      461
   Commercial                             469       287       95
Installment loans to individuals          202       246      319
Off-balance-sheet risk                    121       229      260
                                      --------  -------- -------
   Total                              $ 2,731   $ 2,729  $ 3,017
                                      ========  ======== =======

                                        1995      1994
                                      --------  --------
Commercial, financial and agriculture $ 1,650   $ 1,507
Real estate - mortgage:
   Residential                            380       303
   Commercial                             210       197
Installment loans to individuals          389       546
Off-balance-sheet risk                    253       174
                                      --------  --------
   Total                              $ 2,882   $ 2,727
                                      ========  ========



Deposits
--------
At December 31, 1998 and 1997, total deposits increased
$10,887,000 or 6.25% and $763,000 or .44%, respectively. The increase in total deposits in 1998 is the result of increases in noninterest-bearing demand of $2,114,000 or 9.38%, interest-bearing demand of $4,001,000 or 15.95%, savings of $1,796,000 or
5.09%, and time deposits of $3,718,000 or 4.73%. These increases resulted from offering a competitive rate on deposit accounts and the active involvement by Management and the Board of Directors in promoting the various banking products, which include
deposits.   Noninterest-bearing demand deposits increased
$1,982,000 or 9.64% in 1997 and was attributed to decreases in interest-bearing deposits with the balance of the increase from new accounts. See the "Notes to the Consolidated Financial Statements" of the 1998 Annual Report, (Exhibit 13.b, page 15), incorporated herein by reference, for maturities on time deposits of $100,000 or more.

The following table sets forth the average amounts and average rates paid on each of the following deposit categories at December 31, 1998, 1997, and 1996 (dollars in thousands).

                                 1998                1997
                           -----------------   -----------------
                            Average  Average    Average  Average
                            Balance   Rate      Balance   Rate
                           --------- -------   --------- -------
Noninterest-bearing demand $ 22,718       -    $ 21,284       -
Interest-bearing demand      28,594    1.05%     26,580    1.10%
Savings                      36,465    2.70%     35,630    2.79%
Money market                 12,434    2.53%     12,483    2.49%
Time                         80,952    5.13%     80,010    5.18%
                           --------- -------   --------- -------
  Total                    $181,163    3.18%   $175,987    3.26%
                           ========= =======   ========= =======

                                 1996
                           -----------------
                            Average  Average
                            Balance   Rate
                           --------- -------
                                     <C
Noninterest-bearing demand $ 19,705       -
Interest-bearing demand      25,378    1.49%
Savings                      36,515    2.89%
Money market                 12,365    2.55%
Time                         79,074    5.19%
                           --------- -------
  Total                    $173,037    3.38%
                           ========= =======


Liquidity and Cash Flows
------------------------
To ensure that Philson can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, Philson manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, at December 31, 1998, 1997, and 1996 (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.




                                     1998      1997      1996
                                   --------  --------  --------
Cash and due from banks            $10,301   $ 6,382   $ 8,916
Interest-bearing deposits in
  other banks                            -       511         -
Federal funds sold                   2,700     8,900     6,500
Investment securities available
  for sale                          42,690    20,183       579
Investment securities held to
  maturity maturing in one year
  or less                           10,317    25,646    18,512
                                   --------  --------  --------
   Total                            66,008    61,622    34,507
Less short-term borrowings           1,941     3,348     2,013
                                   --------  --------  --------
   Net liquidity position          $64,067   $58,274   $32,494
                                   ========  ========  ========

   As a percent of total assets     29.99%    28.84%    16.44%
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

Year 2000 Compliance Issues
---------------------------

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

Corporation's State of Readiness
--------------------------------
Philson is committed to ensuring that it and its subsidiaries' daily operations suffer little or no impact from the century date change. Philson has applied due diligence throughout the Y2K process, following guidelines contained in the series of Federal Financial Institutions Examinations Council's Interagency Guidelines. The guidelines identify the following phases: awareness, assessment, renovation or remediation, testing or validation and implementation.

Management has initiated an enterprise-wide program to prepare Philson's computer systems and applications for the Year 2000. Philson has developed a comprehensive inventory of all mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems (such as postage meters and fax machines). Based on an ongoing assessment and testing, Philson determined that it would be required to modify or replace portions of its software and hardware so that its computer systems would properly use dates beyond December 31, 1999. To date, Philson has completed the awareness, assessment, renovation, testing, and implementation phases to make the needed changes to its mission critical systems and equipment to be Year 2000 ready.

Philson has developed implementation plans which prioritize tasks and establish implementation timeframes. The implementation plans are being followed to ensure that modifications and conversions are implemented and thoroughly tested on a timely
basis.   The Bank has completed most of its Y2K testing and has
found no material problems. The Bank has corrected all problems that were found during the tests. Other less essential software applications will be modified and /or replaced during 1999 which would enable all internal software applications to become Year 2000 compliant prior to the Year 2000. Philson believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of Philson.

Philson has taken steps to communicate with the unrelated parties with whom it deals to coordinate Year 2000 compliance. Additionally, Philson is dependent on external suppliers, such as, wire transfer systems, telephone systems, electric companies, and other utility companies for continuation of service. Philson has also assessed the impact, if any, the century date change may have on its credit risk. The risk associated with the Year 2000 readiness of commercial loan and deposit customers has been taken into consideration and evaluated.

Philson has initiated communications with all of its significant vendors, suppliers and large commercial customers to determine the extent to which Philson is vulnerable to those third-parties' failure to remedy their own Year 2000 Problems. Philson's Y2K Project Manager has evaluated each vendor's Y2K readiness efforts which includes their Y2K status and target dates. Philson does not believe that the cost of addressing the Y2K issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions. Further, Philson does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results.

Costs of Year 2000
------------------
The Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. Philson continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, Philson does not expect the amounts required to be expensed over the next 12 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by Philson or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on Philson's operations and financial position.

Risks of Year 2000
------------------
At present, management believes it's progress in remedying Philsons' systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for Philson from unforseen problems in its own computer systems and PC based computer applications.

Contingency Plans
-----------------
Philson's Year 2000 Committee has developed a contingency plan which covers the Bank's mission critical systems. The committee has assessed the potential adverse risks to Philson. Philson's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems. Philson has also developed a disaster recovery site with Sun Guard for its mission critical systems.

A contingency plan has been developed for mission-critical and required mainframe and PC based applications, third-party relationships, environmental systems, proprietary programs and non-computer related systems. The plan includes both a remediation contingency plan and a business resumption contingency plan. This contingency plan identifies scheduled completion dates, test dates and trigger dates. The trigger date is the date Philson would implement the contingency plan. The plan is updated on a regular basis.


Capital Resources
-----------------
Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. Philson manages its capital to execute its strategic business plans and support its growth and investments.
During 1998, Philson increased its capital base $2,118,000 or 9.02%, primarily through retained earnings. For 1997, the capital increased $2,272,000 or 10.72%.

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

Furthermore, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Banking Regulators have set the minimum risk-based capital ratios for a well capitalized banking institution at 6% Tier 1 capital, 10% total capital and 5% leverage capital. Philson has exceeded all these capital ratios and expects to exceed these ratios in the future to continue to be classified as well capitalized. Further information is contained in the 1998 Annual Report under the sections captioned "Financial Highlights", (Exhibit 13.a, listed on page 3), and "Notes to Consolidated Financial Statements" , (Exhibit 13.b, pages 18 and 19), incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

As a financial institution, Philson's primary components of market risk are interest rate volatility and liquidity risk. Because of the nature of Philson's operations, Philson is not subject to currency exchange or commodity price risk, and since Philson has no trading portfolio, it is not subject to trading risk. At December 31, 1998, Philson does not have any hedging transactions in place such as interest rate swaps and caps. Philson currently has highly rated available for sale securities that represent 47.8% of its investment portfolio and, therefore, equity price risk is not significant. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Philson's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term maturity. Since all of Philson's interest bearing liabilities and virtually all of Philson's interest earning assets are located at the Bank, virtually all of Philson's interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy.

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

Philson actively manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. The repricing analysis is based upon the repricing intervals of variable rate assets and liabilities and upon contractual maturities of fixed rate instruments with adjustments for principal amortization of appropriate balance sheet items and projected prepayments for loans and mortgage-backed securities. Prepayment projections are developed from historical prepayment data for each type of asset. The table shown in Management's Discussion and Analysis under the section Interest Sensitivity, pages 17 and 18, sets forth, in summary form, Philson's repricing analysis at December 31, 1998.

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

The data included in the Interest Sensitivity table indicates that Philson is liability sensitive within one year. During times of rising interest rates, an asset sensitive gap could positively affect net interest income as rates would be increased on a larger volume of assets as compared to deposits. As a result, interest income would increase more rapidly than interest expense. An asset sensitive gap could negatively affect net interest income in an environment of decreasing interest rates as a greater amount of interest bearing assets would be repricing at lower rates. Generally, a liability sensitive gap indicates that declining interest rates could positively affect net interest income as expense of liabilities would decrease more rapidly than interest income would decline. Conversely, rising rates could negatively affect net interest income as income from assets would increase less rapidly than deposit costs. Although rate sensitivity analysis enable Philson to minimize interest rate risk, the magnitude of rate increases or decreases on assets versus liabilities may not correlate directly. As a result, fluctuations in interest spreads can occur even when repricing capabilities are perfectly matched.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Philson's Consolidated Financial Statements and notes thereto are contained in the 1998 Annual Report, (Exhibit 13.b, pages 6 -
22), incorporated herein by reference.

Philson does not meet both of the tests under Item 302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
========
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  Identification of Directors
    ---------------------------
     The Corporation's Certificate of Incorporation provides that there shall be three classes of directors as nearly equal in number as possible, each class being elected for a three-year term and only one class being elected each year beginning in 1985. The total number of directors shall be that number from time to time determined by a resolution adopted by a majority vote of the directors then in office or by resolution of the stockholders at a meeting thereof. There shall be not less than three directors. The number of directors for 1999 has been set at 11.

     In the following tables are set forth as to each of the nominees for election as Class II directors and as to each of the continuing Class I and Class III directors his age, principal occupation and business experience, the period during which he has served as a director of the Corporation, the Bank or an affiliate and other business relationships. There are no family relationships between any of the directors and executive officers listed below except Mr. Berkley and Mr. Hay are first cousins, and the Messrs. Croner are first cousins.


           Nominees For Election As Class II Directors
                      Terms Expire in 2002
                                            Directorship
Name and Principal          Director        in other
Occupation <F1>       Age   Since <F2><F3>  Reporting Companies
------------------    ---   --------------  ---------------------
Tommy R. Croner        56         1990       Pro Fac Cooperative
President,
T. Rich, Inc.
(family farm
corporation)





                                            Directorship
Name and Principal          Director        in other
Occupation <F1>       Age   Since <F2><F3>  Reporting Companies
------------------    ---   --------------  ---------------------

George W. Hay          57         1986             None
President and Chief
Executive Officer of
the Corporation and
Bank

George R. Shafer       65         1994             None
Pharmacist - President
Somerset Drug Co., Inc.








                       Class III Directors
                      Terms Expire in 2000

                                            Directorship
Name and Principal          Director        in other
Occupation <F1>       Age   Since <F2><F3>  Reporting Companies
------------------    ---   --------------  ---------------------
Lewis W. Berkley       67         1971              None
Retired, Former
Owner,Crystal
Springs Farm
and Berkline
Holsteins

James E. Croner        55         1984              None
President, Croner,
Inc. (Coal Operator)

Gary W. Sterner        63         1965              None
Retired Investor

Earl K. Wahl, Jr.      58         1985              None
Private Investor




                       Class I Directors
                      Terms Expire in 2001


                                            Directorship
Name and Principal          Director        in other
Occupation <F1>       Age   Since <F2><F3>  Reporting Companies
------------------    ---   --------------  ---------------------
Richard P. Bulow       61         1994              None
Registered Securities
Representative

Gregory A. Croner      47         1985              None
Secretary, Treasurer
Croner, Inc.
(Coal Operator)

Theodore Deskevich     53         1994              None
Treasurer of the
Corporation and
Executive Vice
President and Chief
Financial Officer of
the Bank


H. Dean White          71         1993              None
Retired, Former
School Administrator


<F1> All directors and nominees, other than Richard P. Bulow, have held the positions indicated or another senior executive position with the same entity or one of its affiliates or predecessors for the past five years. Until October, 1994, Richard P. Bulow was a private investor.

<F2> Reflects the earlier of the first year as a director of the Corporation, the Bank or Philson National Bank or N.B.W.P., Inc. or National Bank of Western Pennsylvania, predecessors to the Corporation and the Bank, respectively.

<F3> All incumbent directors were elected by the stockholders.


B.  Executive Officers
    ------------------

     The following persons are considered to be Executive
Officers of the Corporation by virtue of their position with the Corporation or the Bank.



    Name          Age    Position         Business Experience<F1>
    ----          ---    --------         -------------------
George W. Hay      57 President and Chief
                      Executive Officer
                      of the Corporation
                      and the Bank

Theodore Deskevich 53 Treasurer of the
                      Corporation and
                      Executive Vice
                      President and
                      Chief Financial
                      Officer of the Bank

Cathy E. Webreck   49 Secretary of the
                      Corporation and
                      Secretary of the
                      Bank

David A. Finui     44 Senior Vice
                      President
                      of the Bank

James D. Zimmerman 40 Senior Vice
                      President
                      of the Bank

<F1> Each of the above persons, has held an executive position with the Corporation or Bank for the past five years.


Compliance with Section 16(a) of the Securities Exchange Act of
1934
-----------------------------------------------------------------
Section 16(a) of the Exchange Act requires Philson's officers, directors and persons owning more than 10% of Philson's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and such shareholders are required by regulation to furnish Philson with copies of all Section 16(a) forms they file. Except as stated below in Item 12. Security Ownership of Certain Beneficial Owners and Management, Philson knows of no person who owned 10% or more of its Common Stock.

Based upon review of copies of the forms furnished to Philson, Philson believes that during 1998 all Section 16(a) filing requirements were complied with in a timely manner, except that Gregory Croner was late in filing a Form 4. A later transaction, for which a Form 4 was not filed, is included in his Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation
----------------------

     The following table sets forth the cash compensation paid or to be paid by the Bank for services rendered during 1998 to Mr. Hay, the Chief Executive Officer. No other officer's compensation exceeded $100,000. The Corporation pays no salaries or benefits.

                   SUMMARY COMPENSATION TABLE
                   Annual Compensation <F1><F2>
                   -------------------
Name and
Principal                                   All Other Annual
Position         Year    Salary    Bonus    Compensation <F3><F4>
--------         ----    ------    -----    ------------
George W. Hay    1998   $170,000  $25,000       $26,994
Chief Executive  1997   $160,000  $25,000       $19,222
Officer <F5><F6> 1996   $155,000     0          $19,222


<F1> Information with respect to group life, health,
     hospitalization and medical reimbursement plans is not included as they do not discriminate in favor of officers or directors and are available generally to all salaried employees.

<F2> Does not include amounts attributable to miscellaneous
     benefits. In the opinion of management of the Corporation, the cost of providing such benefits during 1998 did not exceed the lesser of $50,000 or 10% of Mr. Hay's total salary and bonus.

<F3> This represents the Bank's contributions to the Bank's
     Cash-Op Plan on behalf of Mr. Hay and the premiums paid in each year for a policy providing additional retirement benefits. See "Compensation According To Plans - Salary Continuation Agreement".

<F4> The Corporation has no restricted stock, stock option or other long-term incentive plans.

<F5> Mr. Hay entered into an Employment Agreement with the
     Bank which provides for his salary and bonus, the use of an automobile and all other benefits offered to all salaried employees. In the event of a sale or merger of the Bank, Mr. Hay's compensation will continue for at least five years after the effective date at compensation and benefits not less than those being received at the time of the sale or merger. Mr. Hay may terminate his employment at any time after the sale or merger, but his compensation will continue for the period of the Agreement.

<F6> The Bank maintains an Employee Stock Ownership Plan which is available to all salaried employee. As of March 16, 1999, 1,216 shares of Common stock were allocated to Mr. Hay's account.


Compensation Committee Report
-----------------------------
on Executive Compensation
-------------------------

     The Human Resource Committee, acting as a compensation committee, has the responsibility to recommend to the Bank's Board of Directors the compensation of the Chief Executive Officer and other persons who are deemed to be executive officers of the Bank. The Committee also evaluates performance of management and considers management successor planning and related matters. The Committee reviews with the Bank's Board of Directors all aspects of the compensation of the highest paid officers.

     A salary plan is reviewed for consistency with industry peer group surveys. The peer group consists of banks within the area of similar asset size and additional banks elsewhere within the same asset range. Judgments are made with respect to the value contributed to the Corporation and the Bank by the various officer positions, including the Chief Executive Officer. Individual salary levels are based upon relative importance of the job and performance of the officers in the position.

     As a result of these reviews, salary increases are determined by the Board of Directors. Management of the Bank determines salaries and increases for all other officers and employees based upon performance.

Submitted by Messrs. Bulow, J. Croner, G. Croner, T. Croner, Hay,
Shafer, Sterner and White.

Compensation According to Plans
-------------------------------

Retirement Plan

     All eligible employees of the Bank are covered by an Employee Retirement Plan. The retirement plan is a non-contributory, defined benefit pension plan which provides a normal retirement benefit based on each participant's years of service with the Bank and the participant's average monthly compensation, which is defined as the compensation received during any 60 consecutive months during the last 120 months prior to retirement, divided by 60, which produces the highest average.

     Benefits are equal to one percent of average monthly compensation multiplied by the full years of credited service to normal retirement date. Benefits under the retirement plan are not subject to any deduction for Social Security or other offset amounts. Directors are not entitled to benefits under the retirement plan unless they are also active employees of the Bank. The following table sets forth the estimated annual benefits payable to an employee retiring in 1998 under the retirement plan, reflecting applicable limitations under Federal tax laws:


                    Years of service at retirement
Average Annual      ------------------------------
Compensation    10         20          30            40
--------------  --         --          --            --
$ 60,000      $ 7,877   $15,753     $23,630        $30,568

$ 80,000      $11,177   $22,253     $33,530        $43,118

$105,000      $15,302   $30,603     $45,905        $58,806

$130,000      $19,427   $38,853     $58,280        $74,493

$155,000      $23,387   $46,773     $70,160        $89,553

$180,000      $23,387   $46,773     $70,160        $89,553


As of December 31, 1998, Mr. Hay had been credited with 12 years of service for purposes of the retirement plan.

     The approximate accrued benefit at age 65 (or retirement if later) based on years of credited service is $26,353 for Mr. Hay. Covered compensation is based on salary shown in the Summary Compensation Table.

Salary Continuation Agreement

     The Bank has entered into a Salary Continuation Agreement ("Agreement") which provides for additional payments to Mr. Hay. Pursuant to the Agreement, Mr. Hay, upon retirement at age 65, will receive $4,500 a month from the Bank for the remainder of his lifetime. This sum shall be reduced by $300 per month for each year or fraction thereof retirement precedes January 1, 2007 unless termination of employment is by reason of death or disability. On disability, Mr. Hay will receive full payment as normal retirement. If death, payment shall be to his beneficiary in the amount of $3,500 for 180 months. If Mr. Hay should die after retirement, payments he was receiving will be paid to his beneficiary until an aggregate of 120 payments are made. If Mr. Hay is discharged without cause, payments will be made as if he had taken early retirement.
In the event of discharge for cause, no benefits will be paid.

     The Bank has acquired an insurance policy to provide for performance of its liabilities and pays the premiums for such policy. Neither Mr. Hay nor his beneficiary have any right in or claim against the policy.

Compensation of Directors
-------------------------

     G. Croner, Chairman of the Board, receives $750 for each Board meeting attended. All other directors are paid $600 for each Board meeting they attend, and all directors, except Messrs. Hay and Deskevich, are paid $125 for each committee meeting they attend. Messrs. Hay and Deskevich, as officers, are not compensated for attending committee meetings. A total of $108,375 was paid as director's fees in 1998.

                  STOCKHOLDERS RETURN PERFORMANCE

     Set forth below is a graph comparing the yearly percentage change in the cumulative total stockholder return on the Corporation's Common Stock against the cumulative total return of S & P Total Return 500 Stock Index and Peer Group Index for the five years beginning January 1, 1994 and ending December 31, 1998.


[Performance graph ommitted.]

[Following is a description of the Performance Graph in tabular format.]


                                December 31
               1993     1994     1995     1996     1997  1998<F1>
Corporation    100     119.74   135.68   154.88   327.27   513.57
S & P 500      100      99.26   139.31   171.21   228.26   293.36
Peer Group     100     114.38   135.65   165.21   232.38   256.31

[FN]
<F1> Data obtained from Hopper Soliday & Co.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     There is set forth below information with respect to the beneficial ownership, as of March 16, 1999, of certain persons, including directors and nominees for director, of shares of the Common Stock.




Name of Beneficial     Amount and Nature     Percent of Class
------------------     -----------------     ----------------
Owner                  of Ownership <F1><F2>
-----                  ---------------------
Lewis W. Berkley              13,876              <F*>
  Berlin, Pennsylvania
Richard P. Bulow               4,200              <F*>
  Somerset, Pennsylvania
Gregory A. Croner <F3>       186,019                10.68%
  Berlin, Pennsylvania
James E. Croner <F4>         129,832                 7.45%
  Berlin, Pennsylvania
Tommy R. Croner               11,648              <F*>
  Berlin, Pennsylvania
Theodore Deskevich <F5>        4,189              <F*>
  Somerset, Pennsylvania
George W. Hay <F5>            36,896                 2.12%
  Rockwood, Pennsylvania
George R. Shafer               5,680              <F*>
  Somerset, Pennsylvania
Gary W. Sterner               56,000                 3.21%
  Biglerville, Pennsylvania
Earl K. Wahl, Jr.             18,992                 1.09%
  Somerset, Pennsylvania
H. Dean White                  5,450              <F*>
  Indian Head, Pennsylvania
Officers, Directors and      480,796                27.59%
  Nominees for Directors
  as a Group <F5><F6>
----------

<F*>Less than l%

<Fl> The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the General rules and Regulations of the Securities and Exchange Commission ("SEC") and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has or shares voting or investment power or has the right to acquire beneficial ownership within sixty (60) days after the Record Date. Beneficial ownership may be disclaimed as to certain of the securities.

<F2> Information furnished by the Directors and Officers and the
     Corporation.

<F3> Includes indirect ownership of 134,308 shares of Common
     Stock through corporate ownership interests and family trusts.

<F4> Includes indirect ownership of 82,480 shares of Common
     Stock through corporate ownership.



<F5> Includes 1,216 shares of Common Stock held in the Employee
     Stock Ownership Plan of First Philson Bank, N.A. (the "Bank") credited to Mr. Hay, 189 shares credited to Mr. Deskevich and 8,141 shares credited to participating officers as a group.

<F6> The group consists of fourteen persons as of March 16, 1999, being one officer of the Corporation and two senior officers of the Bank, directors and nominees for director.


                    Principal Holders of Stock

     Except as set forth in the following table, no person is known to the Corporation's management to own of record or beneficially as of March 16, 1999, 5% or more of the outstanding
Common Stock:

                                          Common Stock
                                   -----------------------
                                    Amount         Percent
Name and Address                   -------         -------
Beneficial Owner
----------------

First Philson Bank, N.A.           159,743            9.17%
Employee Stock Ownership Plan
Berlin, Pennsylvania 15530

Gregory A. Croner <F1>             186,019           10.68%
Berlin, Pennsylvania  15530

James E. Croner <F2>               129,832            7.45%
Berlin, Pennsylvania 15530

<F1> Includes indirect ownership of 134,308 shares of Common
     Stock through corporate ownership interests and family trusts.

<F2> Includes indirect ownership of 82,480 shares of Common
     Stock through corporate interests and/or corporate retirement accounts.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions, proposed or consummated, between Philson, the Bank, and Flex with any director or executive officer, or any associate of the foregoing persons. Philson, the Bank, and Flex have had and intend to continue to have banking and financial transactions in the ordinary course of business with directors and officers and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers. The required information is contained in the "Notes to Consolidated Financial Statements" of the 1998 Annual Report, (Exhibit 13.b, page 14), incorporated herein by reference.

PART IV
=======
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(A)1. The Annual Report to Shareholders of the Registrant for the fiscal year ended December 31, 1998.

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

           3(ii) By-laws of the Registrant filed on October 2, 1990, at Exhibit 3(ii) to Form S-4 (No. 33-35933), and
                              hereby incorporated by reference.

           4                  None.

           9                  None.

          10                  None.

          11                  Included herein at Exhibit 13b,
                              at pages 7 and 11 of Philson's
                              Annual Report to Shareholders.

          12                  None.

          13                  Excerpts from the Annual Report to
                              Shareholders for Fiscal Year Ended
                              December 31, 1998.

          13.a                "Financial Highlights", listed on
                              page 3 of the 1998 Annual Report to
                              Shareholders.

Exhibit Number Referred to
Item 601 of Regulation S-K    Description of Exhibit
--------------------------    -----------------------------------

          13.b                "Consolidated Financial Statements
                              and Notes thereto", pages 6 - 22
                              of the 1998 Annual Report to
                              Shareholders.

          16                  None.

          18                  None.

          19                  None.

          21                  List of Subsidiaries

                              Name         State of Incorporation
                              ------------ ----------------------
                              First Philson
                              Bank, N.A.        Pennsylvania

                              Flex Financial
                              Consumer Discount
                              Company           Pennsylvania

          23                  Report of Independent Auditors.

          24                  None.

          27                  Financial Data Schedule.

REPORTS ON FORM 8-K.          Form 8-K filed on March 12, 1999,
                              filed via Edgar (File No. 001-
                              13599), and hereby incorporated
                              by reference.

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

Date:  March 16, 1999           Date:  March 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Gregory A. Croner       By: /s/ Lewis W. Berkley
    --------------------------      --------------------------
    Gregory A. Croner,              Lewis W. Berkley,
    Chairman of the Board           Vice Chairman of the Board

Date:  March 16, 1999           Date:  March 16, 1999



By: /s/ Richard P. Bulow        By: /s/
    --------------------------      --------------------------
    Richard P. Bulow, Director      Tommy R. Croner, Director

Date:   March 16, 1999          Date:   March 16, 1999



By: /s/ Theodore Deskevich      By: /s/ George W. Hay
    --------------------------      --------------------------
    Theodore Deskevich, Director    George W. Hay, Director

Date:   March 16, 1999          Date:   March 16, 1999

By: /s/ Gary W. Sterner         By: /s/ Earl K. Wahl
    --------------------------      --------------------------
    Gary W. Sterner, Director       Earl K. Wahl, Director

Date:   March 16, 1999          Date:   March 16, 1999



By: /s/ H. Dean White           By: /s/
    --------------------------      --------------------------
    H. Dean White, Director         George R. Shafer, Director

Date:   March 16, 1999          Date:   March 16, 1999



By: /s/ James E. Croner
    --------------------------
    James E. Croner, Director

Date:   March 16, 1999