Form 10-Q
period 1999-03-31
FIRST PHILSON FINANCIAL CORP
filed 1999-05-14
CIK 779784

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended       March 31, 1999
                                    ----------------------------

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

As of May 7, 1999, there were 1,742,400 shares outstanding of the issuer's common stock.

               First Philson Financial Corporation
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                          Page
                                                         ------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet as of
           March 31, 1999 and December 31, 1998              3

           Consolidated Statement of Income for the
           Three Months Ended March 31, 1999 and 1998        4

           Consolidated Statement of Changes in
           Stockholders' Equity for the Three Months
           Ended March 31, 1999                              5

           Consolidated Statement of Cash Flows
           for the Three Months Ended March 31, 1999
           and 1998                                          6

           Notes to Consolidated Financial Statements        7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8-15


  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                     16-18


PART II - OTHER INFORMATION                                 19

  Item 1.  Legal Proceedings

       2.  Changes in Securities

       3.  Defaults Upon Senior Securities

       4.  Submission of Matters to a Vote of Security Holders

       5.  Other Information

       6.  Exhibits and Reports on Form 8-K


Signatures                                                  20


               First Philson Financial Corporation
                   CONSOLIDATED BALANCE SHEET
                     (Dollars in thousands)


                                     March 31,    December 31,
                                       1999           1998
                                   -------------  ------------
ASSETS
Cash and due from banks            $      7,497   $    10,301
Federal funds sold                        4,600         2,700
Investment securities available
  for sale                               44,160        42,690
Investment securities held to
  maturity (market values of
  $46,044 and $47,006)                   45,843        46,554

Total loans                             107,927       107,555
Less allowance for loan losses            2,840         2,731
                                   -------------  ------------
        Net loans                       105,087       104,824

Premises and equipment, net               3,558         3,512
Accrued interest receivable               1,792         1,886
Other assets                              1,532         1,140
                                   -------------  ------------
       TOTAL ASSETS                $    214,069   $   213,607
                                   =============  ============

LIABILITIES
Deposits:
      Noninterest-bearing demand   $     23,192   $    24,663
      Interest-bearing demand            28,817        29,087
      Savings                            37,827        37,070
      Money market                       12,603        11,991
      Time                               83,153        82,319
                                   -------------  ------------
        Total deposits                  185,592       185,130

Securities sold under agreements
  to repurchase                           1,211         1,807
U. S. Treasury demand notes                 305           134
Accrued interest payable                    554           553
Other liabilities                           634           394
                                   -------------  ------------
       TOTAL LIABILITIES                188,296       188,018
                                   -------------  ------------

STOCKHOLDERS' EQUITY
Common stock ($2.50 par value,
 10,000,000 shares authorized,
 1,742,400 shares issued and
 outstanding)                             4,356         4,356
Capital surplus                          11,644        11,644
Retained earnings                         9,602         9,163
Accumulated other comprehensive
 income                                     171           426
                                   -------------  ------------
       TOTAL STOCKHOLDERS' EQUITY        25,773        25,589
                                   -------------  ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY       $    214,069   $   213,607
                                   =============  ============


See accompanying notes to the consolidated financial statements and accountant's report.



               First Philson Financial Corporation
                CONSOLIDATED STATEMENT OF INCOME
        (Dollars in thousands, except per share amounts)


                                  Three Months Ended March 31,
                                    1999               1998
                                ------------       ------------
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans     $     2,309        $     2,388
 Interest-bearing deposits in
  other banks                             -                  8
 Interest on federal funds sold          67                122
 Investment securities:
     Taxable interest                 1,103                970
     Tax-exempt interest                185                156
                                ------------       ------------
      Total interest and
       dividend income                3,664              3,644
                                ------------       ------------
INTEREST EXPENSE
 Interest on deposits                 1,376              1,401
 Interest on borrowed funds              22                 29
                                ------------       ------------
      Total interest expense          1,398              1,430
                                ------------       ------------

NET INTEREST INCOME                   2,266              2,214
 Provision for loan losses               10                  8
                                ------------       ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            2,256              2,206
                                ------------       ------------

OTHER INCOME
 Service charges on deposit
  accounts                              126                128
 Other income                           119                 88
                                ------------       ------------
      Total other income                245                216
                                ------------       ------------
OTHER EXPENSE
 Salaries and employee benefits         856                830
 Premises and equipment expense         252                238
 Other expense                          482                415
                                ------------       ------------
      Total other expense             1,590              1,483
                                ------------       ------------

Income before income taxes              911                939
Income tax expense                      237                254
                                ------------       ------------

NET INCOME                      $       674        $       685
                                ============       ============

EARNINGS PER SHARE              $      0.39        $      0.39

CASH DIVIDENDS PER SHARE        $      0.13        $      0.12

WEIGHTED AVERAGE SHARES
 OUTSTANDING                      1,742,400          1,742,400



See accompanying notes to the consolidated financial statements and accountant's report.


               First Philson Financial Corporation
               CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY


                                        Accumulated
                                           Other
                                        Comprehensive   Total
               Common Capital  Retained    Income  Stockholders'
               Stock  Surplus  Earnings    (Loss)     Equity
               ------ -------  -------- ---------- ------------
Balance,
December 31,
 1998          $4,356 $11,644  $ 9,163   $     426  $    25,589
  Net Income                       674                      674
  Other
   Comprehensive
   income:
   Unrelized
   loss on
   available
   for sale
   securities                                 (255)        (255)
  Comprehensive
   Income
  Cash dividend
   ($.13 per
     share)                       (235)                    (235)
               ------ -------  --------  ---------- ------------
Balance,
 March 31,
 1999          $4,356 $11,644  $ 9,602   $     171  $    25,773
               ====== =======  ========  ========== ============

                               Comprehensive
                                  Income
                               -------------
Balance,
December 31,
 1998
  Net Income                   $        674
  Other
   Comprehensive
   income:
   Unrealized
   loss on
   available
   for sale
   securities                          (255)
  Comprehensive                -------------
   Income                      $        419
                               =============

See accompanying notes to the consolidated financial statements and accountant's report.



               First Philson Financial Corporation
              CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Dollars in thousands)


                                   Three Months Ended March 31,
                                     1999               1998
                                 ------------       ------------
OPERATING ACTIVITIES
 Net Income                      $       674        $       685
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Provision for loan losses            10                  8
     Depreciation, amortization
      and accretion, net                 108                 73
     Decrease (increase) in
      accrued interest receivable          94               (94)
     Increase in accrued interest
      payable                              1                 10
     Other, net                           69                 75
                                 ------------       ------------
        Net cash provided by
         operating activities            956                757
                                 ------------       ------------
INVESTING ACTIVITIES
 Proceeds from maturities and
  repayments of investment
  securities:
   Held to maturity                    4,444              6,236
   Available for sale                    500                  -
 Purchase of investment securities:
   Held to maturity                   (3,728)            (3,000)
   Available for sale                 (2,362)            (2,899)
 Net decrease (increase) in loans       (370)               223
 Purchase of premises and
  equipment                             (146)               (81)
                                 ------------       ------------
        Net cash provided by
         (used for) investing
          activities                  (1,662)               479
                                 ------------       ------------
FINANCING ACTIVITIES
 Net increase in deposits                462                425
 Increase (decrease)in
  securities sold under
  agreements to repurchase              (596)               227
 Increase (decrease) in
  U.S. Treasury demand notes             171               (917)
 Cash dividends paid                    (235)              (209)
                                 ------------       ------------
        Net cash used for
         financing activities           (198)              (474)
                                 ------------       ------------

        Increase (decrease) in
         cash and cash
         equivalents                    (904)               762

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  13,001             15,282
                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $    12,097        $    16,044
                                 ============       ============


See accompanying notes to the consolidated financial statements and accountant's report.

               First Philson Financial Corporation
            Notes to Consolidated Financial Statements


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                       Financial Condition

Total assets at March 31, 1999 increased $462,000 from that reported at December 31, 1998. Increases in federal funds sold of $1,900,000 and investment securities available for sale of $1,470,000, were funded primarily by decreases in cash and due from banks of $2,804,000 and investment securities held to maturity of $711,000.

The increase in investment securities available for sale was primarily due to an increase in corporate notes available for sale of $1,496,000, while the decrease in investment securities held to maturity was primarily due to decreases of $999,000 in U.S. Treasury securities held to maturity and $501,000 in corporate notes held to maturity. The increase in investment securities available for sale is the direct result of Management's decision to invest in available for sale securities in order to enhance the liquidity within the investment portfolio. The decrease in investment securities held to maturity resulted from maturities and calls.

Net loans increased $263,000 primarily as the result of increases in mortgage loans of $1,138,000 and Flex Financial loans of $274,000, offset by a decrease in installment loans to individuals of $1,403,000. The increase in mortgage loans occurred essentially in fixed rate residential real estate loans which increased $2,388,000, while variable rate commercial real estate loans decreased by $865,000. The allowance for loan losses increased $109,000 or 3.99% as the result of recoveries and provisions exceeding charge-offs for the first three months of 1999. As of March 31, 1999, the allowance for loan losses represents 2.63% of the outstanding loan balances as compared to 2.54% for December 31, 1998. Management continues to emphasize consumer and small business lending. This has permitted Philson to meet the needs of the communities for which it serves. During 1997, Philson established Flex Financial, a consumer discount company, in order to offer product diversification within the surrounding market area. Flex Financial has been in operation approximately one and a half years and has gross net loans of $1,896,000 as of March 31, 1999.

Total deposits increased $462,000 primarily as the result of increases in savings of $757,000, money market deposits of $612,000 and time deposits of $834,000, offset by a decrease in noninterest-bearing demand deposits of $1,471,000. These increases resulted from offering a competitive rate on deposit accounts and the active involvement by management and the board of directors in promoting the various banking products, which include deposit accounts.

The increase in equity capital was attributed to net earnings of $674,000, less dividend payments totaling $235,000, and a decrease in accumulated comprehensive income of $255,000.

                     Results of Operations

   Comparison of Three Months Ended March 31, 1999 and 1998.

Philson's net income decreased by $11,000 for the first three months of 1999, as compared to net income for the first three months of 1998. Effecting net income positively was an increase in interest and dividend income of $20,000 and a decrease in interest expense of $32,000, while a negative effect to net income consisted of an increase in other expense of $107,000.

Net interest income for 1999 increased $52,000 from 1998 primarily due to an increase in interest and dividend income, offset by a decrease in interest expense. The increase in interest and dividend income resulted primarily from an increase in interest on investment securities of $162,000, offset by decreases in interest and fees on loans of $79,000 and interest on federal funds sold of $55,000. The increase in interest on investment securities is attributable to an increase in the average outstanding balance of securities available for sale of $317,000, offset by a decrease in the average outstanding balance of securities held to maturity of $147,000. The increase in the average outstanding balance of securities available for sale was primarily due to an increase in the average balance of corporate notes, while the decrease in held to maturity securities was the result of a decrease in the average balance of U.S. Government Agency securities. The decrease in interest and fees on loans is attributable to decreases in the average rate of return on loans, primarily commercial loans variable and residential real estate loans fixed and variable.

The decrease in interest expense is attributable to decreases in interest on deposit accounts of $25,000 and interest on borrowed funds of $7,000. The decrease in interest on deposit accounts is primarily attributable to decreases in the average rate paid on interest-bearing demand deposits, savings, and time deposits, offset by an increase in the average outstanding balance of time deposits. The decrease in interest on borrowed funds is due to decreases in both the average outstanding balance and average rate paid on borrowed funds.

Other expense increased $107,000 for 1999 from 1998, as the direct result of increases in salaries and employee benefits of $26,000, premises and equipment expense of $14,000, and other expense of $67,000. The increase in salaries and employee benefits is due to annual employee increases and an increase in the cost of medical insurance. The increase in premises and equipment expense in 1999 is the result of increases in maintenance and repairs to bank buildings and depreciation expense. The increase in other expense is primarily due to an increase in holding company expenses and an overall increase in other expense categories. The increase in holding company expenses is primarily due to expenses associated with the merger agreement with BT Financial Corportation.

                    Liquidity and Cash Flows

To ensure that Philson can satisfy customer credit needs for current and future commitments and depository withdrawal requirements, Philson manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits in other banks, federal funds sold, investment securities available for sale and investment securities held to maturity, maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings as of March 31, 1999 and December 31, 1998 (dollars in thousands). Management feels that the liquidity position is strong and adequate to cover any potential customer withdrawals and credit needs.

                                March 31,      December 31,
                                  1999             1998
                              -------------    ------------
Cash and due from banks       $      7,497     $    10,301
Federal funds sold                   4,600           2,700
Investment securities
  available for sale                44,160          42,690
Investment securities held
  to maturity, maturing in
  one year or less                  10,825          10,317
                              -------------    ------------
   Total                            67,082          66,008
Less short-term borrowings           1,516           1,941
                              -------------    ------------
   Net liquidity position     $     65,566     $    64,067
                              =============    ============
  As a percent of
    total assets                    30.63%          29.99%



                       Capital Resources

Capital management is an ongoing process that consists of providing equity for both current and future financial positioning. Philson manages its capital to execute its strategic business plans and support its growth and investments.
During the first three months of 1999, Philson increased its capital base by $184,000 or .72%, primarily through retained earnings.

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

Management has calculated and monitored the following capital ratios in order to assess compliance with these regulatory guidelines for Philson at March 31, 1999 and December 31, 1998,
(dollars in thousands):



                         March 31, 1999    December 31, 1998
                         Amount    Ratio    Amount    Ratio
                        --------  -------- --------  -------

Total Capital
 (to Risk-weighted
  Assets)
Actual                  $ 27,321  20.03%   $ 26,880   19.72%
For Capital Adequacy
 Purposes                 10,913   8.00      10,906    8.00
To Be Well Capitalized    13,641  10.00      13,632   10.00

Tier 1 Capital Ratio
 (to Risk-weighted
  Assets)
Actual                  $ 25,602  18.77%   $ 25,163   18.46%
For Capital Adequacy
 Purposes                  5,456   4.00       5,453    4.00
To Be Well Capitalized     8,185   6.00       8,179    6.00

Tier 1 Capital
 (to Average Assets)
Actual                  $ 25,602  11.97%   $ 25,163   11.68%
For Capital Adequacy
 Purposes                  8,558   4.00       8,617    4.00
To Be Well Capitalized    10,698   5.00      10,771    5.00


Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on Philson's liquidity, capital resources or operations other than what has been disclosed.


  SIGNIFICANT RATIOS      March 31, 1999   December 31, 1998
----------------------  ------------------  -------------------

Return on Average
 Assets (Annualized)             1.28%                 1.33%

Return on Average
 Equity (Annualized)            10.60%                11.24%

Dividend Payout Ratio           34.87%                31.03%



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

A loan remains on a non-accrual status until principal and interest become current and a consistent track record of payments is established, or it is determined to be uncollectible and is charged-off against the allowance for loan losses. A loan would be classified as restructured when the terms have been modified, because of deterioration in the financial position of the borrowers, to provide for a reduction of either interest or principal. It is Management's opinion that Philson did not have any loans that met the definitions of a restructured loan or an impaired loan as of March 31, 1999 and December 31, 1998.

The following table presents information concerning non-performing assets including non-accrual loans and loans 90 days or more past due for March 31, 1999 and December 31, 1998
(dollars in thousands):

                                 March 31,      December 31,
                                   1999             1998
                               -------------    ------------

Loans on non-accrual status     $       141      $      177
Loans past due 90 days or more           67              50
                               -------------    ------------
  Total non-performing loans            208             227
                               -------------    ------------

Other real estate                        91               1
                               -------------    ------------
  Total non-performing assets   $       299      $      228
                               =============    ============

Non-performing loans as a
 percent of total loans               0.19%            0.21%

Non-performing assets as a
 percent of total loans               0.28%            0.21%

Non-performing assets as a
 percent of total assets              0.14%            0.11%



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

Philson has developed implementation plans which prioritize tasks and establish implementation time frames. The implementation plans are being followed to ensure that modifications and conversions are implemented and thoroughly tested on a timely basis. The Bank has completed most of its Y2K testing and has found no material problems. The Bank has corrected all problems that were found during the tests. Other less essential software applications will be modified and/or replaced during 1999 which would enable all internal software applications to become Year 2000 compliant prior to the Year 2000. Philson believes that as a result of modifications to existing software and hardware and conversions to new software, the Year 2000 Problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Problem could have a material adverse impact on the operations of Philson.

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

Costs of Year 2000
------------------
The Year 2000 project costs include the costs and time associated with the impact of third-parties' Year 2000 issues, and are based on presently available information. The total cost of the project is being funded through operating cash flows. Philson continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, Philson does not expect the amounts required to be expensed over the next
9 months to have a material effect on the financial position or results of operations. However, if compliance is not achieved in a timely manner by Philson or any of its significant related third-parties, be it a supplier of services or customer, the Y2K issue could possibly have a material effect on Philson's operations and financial position.


Risks of Year 2000
------------------
At present, Management believes it's progress in remedying
Philsons' systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K computer problem creates risk for Philson from unforseen problems in its own computer systems and PC based computer applications.


Contingency Plans
-----------------
Philson's Year 2000 Committee has developed a contingency plan which covers the Bank's mission critical systems. The committee has assessed the potential adverse risks to Philson. Philson's contingency plans involve the use of manual labor to compensate for the loss of certain automated computer systems and inconveniences caused by disruption in command systems. Philson has also developed a disaster recovery site with Sun Guard for its critical systems.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, Philson's primary components of market risk are interest rate volatility and liquidity risk.
Because of the nature of Philson's operations, Philson is not subject to currency exchange or commodity price risk, and since Philson has no trading portfolio, it is not subject to trading risk. At March 31, 1999 and December 31, 1998, Philson does not have any hedging transactions in place such as interest rate swaps and caps. Philson currently has highly rated available for sale securities that represent 49.1% of its investment portfolio and, therefore, equity price risk is not significant. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of Philson's assets and liabilities, and the market value of all interest earning assets, other than those which possess a short term maturity. Since all of Philson's interest bearing liabilities and virtually all of Philson's interest earning assets are located at the Bank, virtually all of Philson's interest rate risk lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. The Bank's loan portfolio, concentrated primarily within the surrounding market area, is subject to risks associated with the local economy.

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

Philson actively manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. The repricing analysis is based upon the repricing intervals of variable rate assets and liabilities and upon contractual maturities of fixed rate instruments with adjustments for principal amortization of appropriate balance sheet items and projected prepayments for loans and mortgage-backed securities. Prepayment projections are developed from historical prepayment data for each type of asset. The following table in summary form shows Philson's repricing analysis at March 31, 1999.


                         0-90       91-180        181-365
                         Days        Days           Days
                       -------      -------       -------
RATE-SENSITIVE ASSETS:

  Loans                $ 19,986     $ 9,009       $15,400
  Investment securities
   available for sale     2,048       1,004         3,874
  Investment securities
   held to maturity       3,125       2,199         5,501
  Federal funds sold      4,600           -             -
                        -------     --------      --------
   Total rate-sensitive
     assets              29,759      12,212        24,775
                        -------     --------      --------

RATE-SENSITIVE
 LIABILITIES:

 Deposits                38,810      19,643        33,350
 Borrowings               1,516           -             -
                        -------     --------      --------
   Total rate-sensitive
     liabilities         40,326      19,643        33,350
                        -------     --------      --------
Interest sensitivity
 gap                   ($10,567)    ($7,431)      ($8,575)

Cumulative interest
 sensitivity gap       ($10,567)   ($17,998)     ($26,573)

Cumulative interest
 sensitivity gap
 ratio to total assets   -4.94%      -8.41%       -12.41%



                         1 to 5      Over
                         Years      5 Years        Total
                        -------     --------      --------
RATE-SENSITIVE ASSETS:

Loans                   $44,260     $19,272       $107,927
Investment securities
 available for sale      34,217       3,017         44,160
Investment securities
 held to maturity        24,865      10,153         45,843
Federal funds sold            -           -          4,600
                        -------     --------      --------
Total rate-sensitive
  assets                103,342      32,442        202,530
                        -------     --------      --------

RATE-SENSITIVE
 LIABILITIES:

 Deposits                70,534          63        162,400
 Borrowings                   -           -          1,516
                        -------     --------      --------
Total rate-sensitive
 liabilities             70,534          63        163,916
                        -------     --------      --------

Interest sensitivity
 gap                    $32,808     $32,379       $ 38,614

Cumulative interest
 sensitivity gap        $ 6,235     $38,614

Cumulative interest
 sensitivity gap
 ratio to total assets    2.91%      18.04%


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

Information shown elsewhere in this Form 10-Q, specifically within Management's Discussion and Analysis, will assist in the understanding of how Philson is positioned to react to changing interest rates. In particular, the section on Financial
Condition, that contains the discussion of the investment securities portfolio, loan portfolio, non-performing assets and risk elements, allowance for loan losses, deposits, liquidity and cash flows, inflation and changing prices, and capital resources should be considered together with the discussion on interest rate sensitivity.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         None.

Item 2 - Changes in Securities
         None.

Item 3 - Defaults upon Senior Securities
         None.

Item 4 - Submission of Matters to a Vote of Security Holders
         None.

Item 5 - Other Information
         None.

Item 6 - Exhibits and Reports on Form 8-K
         A Form 8-K was filed on March 12, 1999, filed via
         Edgar (File No. 0001-13599), and hereby incorporated by reference.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              FIRST PHILSON FINANCIAL CORPORATION
             -------------------------------------
                          (Registrant)


Date   May 13, 1999          By /s/ George W. Hay
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